Form 10-K
period 2025-10-31
HOVNANIAN ENTERPRISES INC
filed 2025-12-22
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended October 31, 2025

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $452,667,240.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,167,955 shares of Class A common stock and 784,722 shares of Class B common stock were outstanding as of December 15, 2025.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Those portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of stockholders to be held on March 31, 2026, which are responsive to those parts of Part III, Items 10, 11, 12, 13 and 14 as identified herein.

2

FORM 10-K

Part I

ITEM 1

BUSINESS

Business Overview

Hovnanian Enterprises, Inc. (“HEI”) conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company,” “we,” “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). Through its subsidiaries, HEI designs, constructs, markets, and sells single-family detached homes, attached townhomes and condominiums, urban infill, and active lifestyle homes in planned residential developments and is one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, HEI was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of HEI’s predecessor company, the Company combined with its unconsolidated joint ventures have delivered in excess of 382,000 homes, including 6,431 homes in fiscal 2025. The Company has two distinct operations: homebuilding and financial services. Our homebuilding operations consist of three reportable segments: Northeast, Southeast and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

Excluding unconsolidated joint ventures, we are currently offering homes for sale in 140 communities in 27 markets in 13 states throughout the United States. We market and build homes for first-time buyers, move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. We offer a variety of home styles at base prices ranging from $182,000 to $1,191,000 with an average sales price, including options, of $519,000 nationwide in fiscal 2025.

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

During fiscal 2016, we exited the Minneapolis, Minnesota and Raleigh, North Carolina markets and sold land portfolios in those markets. During fiscal 2018, we completed a wind-down of our operations in the San Francisco Bay area in Northern California and in Tampa, Florida. During fiscal 2020, we began a wind-down of our operations in the Chicago, Illinois market which was completed in fiscal 2023.

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

Human Capital

As of October 31, 2025, we employed 1,891 full-time associates of whom 1,194 were involved in our homebuilding operations, 186 were involved in our financial services operations and 511 were involved in our corporate operations. We do not have collective bargaining agreements relating to any of our associates.

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

We believe that talented associates are the Company’s greatest asset and play a key role in creating long-term value for our stakeholders. As of October 31, 2025, 16% of our associates had been with the Company for more than 15 years, and the average tenure of all associates was approximately 7 years. We understand that our ultimate success and ability to compete are significantly dependent on how well we identify, hire, train, and retain highly qualified personnel. We realize that each associate has a unique vision and their own special talents. We are committed to being an employer that fosters the growth of each associate, while building an inclusive and diverse workforce.

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

Over the last four years, our leadership team has conducted quarterly Town Halls. These events have become a staple in the organization and serve as an opportunity for associates to hear from senior leadership candidly about our Company and directly ask questions of our CEO, CFO, President and COO. The Company's “Lunch & Learns” and “Coffee Chats” platforms for associates are designed to fuel our companywide objective to foster a culture of engagement and facilitate more two-way communication.

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

In light of the Company’s experience managing the novel coronavirus (“COVID-19”) pandemic and the recognition of the associated environmental benefits, the Company previously introduced a hybrid work schedule and continued its use throughout fiscal 2025, whereby most office associates may work two days a week from home. We believe a hybrid work model promotes a healthier work and home life balance for our associates while simultaneously providing the environmental benefits of having fewer vehicles on the road. In addition to the weekly hybrid schedule, non-field associates can work remotely up to eight weeks a year.

We also have committed considerable resources to furthering our associates’ personal and professional growth. Effective January 1, 2026, we plan to reinstate the tuition reimbursement benefit, which has been suspended since May 2009. Additionally, we offer a comprehensive library of over 500 training modules/courses to facilitate learning sessions both in-person and virtually, including required courses on diversity, ethics, workplace harassment prevention, cybersecurity and safety training courses.

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

Business Strategies

In response to changing market conditions, we have taken a disciplined and strategic approach to our new land purchases at price points that we believe will generate appropriate investment returns needed to sustain profitability, while taking into consideration the current market environment of elevated sales concessions. The housing market continues to be driven by positive fundamentals and as a result we increased our community count and continued to invest in land and land development during the year. In addition, we intend to continue to focus on our historic key business strategies, as enumerated below. We believe that these strategies separate us from our competitors in the residential homebuilding industry and the adoption, implementation and adherence to these principles will continue to benefit our business.

As a result of the sharp increase in interest rates that began in fiscal 2022, we have shifted our focus to increasing the availability of quick-move-in homes (“QMI homes”). The rationale behind this shift in focus is that QMI homes provide our customers with more certainty on what their mortgage payments will be at closing. QMI homes also allow us to offer customers mortgage rate buydowns that would be cost prohibitive on homes with a longer time until delivery. QMI homes greatly reduce the complexity of choices for our customers and significantly increase efficiencies for our trades, construction and purchasing teams. Beginning in fiscal 2023, we began executing “Build-For-Rent” agreements to supplement our existing for sale business. The Build-For-Rent sales channel added incremental deliveries during fiscal years 2025, 2024 and 2023, which allowed us to increase inventory turnover.

We remain focused on maintaining adequate liquidity and identifying investment opportunities that make economic sense in light of our current sales prices and sales paces. Our excess liquidity in fiscal years 2025, 2024 and 2023 allowed us to repurchase $26.6 million, $113.5 million and $245.0 million in aggregate principal of senior secured notes, respectively. In May 2024, we completed a debt exchange resulting in a $75.3 million principal reduction of our senior notes and term loans, which included an aggregate cash payment of $31.5 million. In September 2025, we issued $900.0 million in aggregate principal amount of senior notes. The net proceeds therefrom, along with cash on hand, were used to redeem the entire principal amount of our then outstanding senior secured notes and payoff in full our secured term loan credit facility. We also extended the maturity date of our senior secured revolving credit facility to June 2028. In addition to the debt transactions, during fiscal years 2025, 2024 and 2023, we also repurchased 257,908 shares, 188,800 shares and 118,478 shares, respectively, of our Class A common stock with an aggregate market value of $30.1 million, $26.5 million and $4.8 million, respectively. These strategic actions contributed to our ongoing efforts to manage and simplify the Company’s capital structure and strengthen its financial position.

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

●

Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2025, 2024 and 2023, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked away from 14,902 lots, 3,800 lots and 3,838 lots, respectively, out of 45,289 total lots, 39,059 total lots and 28,227 total lots, respectively, under option, resulting in charges to income before income taxes of $18.2 million, $1.6 million and $1.5 million, respectively.

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

Because of the risks involved in speculative building, our general policy is to construct an attached condominium or townhouse building only after signing contracts for the sale of at least 50% of the homes in that building. Historically, a majority of our single-family detached homes were constructed after the signing of a sales contract and mortgage approval was obtained, which limits the buildup of inventory of unsold homes and the costs of maintaining and carrying that inventory. We are actively managing the number of QMI homes in connection with our current business strategy discussed above.

Materials - We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. Due to the COVID-19 pandemic, we experienced construction delays from shortages in the supply of materials, as well as labor shortages in all of our markets. The impact and the particular materials associated with the delays varied from market to market. We have improved our cycle times since the beginning of fiscal 2023 by approximately 30 days, which brings us closer to our pre-pandemic average in many of our markets. We cannot predict the extent to which shortages in necessary materials or labor will re-occur in our markets in the future.

Marketing and Sales - Our homes in residential communities are sold principally through on-site sales offices. In order to respond to our customers’ needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic databases. We make use of our website, internet, newspaper, radio, television, magazine, billboard, video and direct mail advertising, special and promotional events, illustrated brochures and full-sized and scale model homes in our comprehensive marketing program. We also offer curated “Looks” packages for customers to select, rather than a large number of a la carte options. This approach provides customers with a more streamlined selection process and allows us to be more efficient in purchasing, sales and construction.

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

During the year ended October 31, 2025, for the markets in which our mortgage subsidiaries originated loans, 20.2% of our home buyers paid in cash and 80.0% of our noncash home buyers obtained mortgages from our mortgage banking subsidiary. The loans we originated in fiscal 2025 were 58.7% conforming conventional loans and 40.3% Federal Housing Administration/Veterans Affairs (“FHA/VA”). The remaining 1.0% of our loan originations represented loans which exceeded conforming conventions.

We sell virtually all of the loans and loan-servicing rights that we originate within a short period of time. Loans are sold either individually or against forward commitments to institutional investors, including banks, mortgage banking firms, and savings and loan associations.

Residential Development Activities

Our residential development activities include site planning and engineering, obtaining environmental and other regulatory approvals and constructing roads, sewer, water, and drainage facilities, recreational facilities, and other amenities and marketing and selling homes. These activities are performed by our associates, together with independent architects, consultants and contractors. Our associates also conduct long-term planning of communities. A residential development generally includes single-family detached homes and/or a number of residential buildings containing from two to 24 individual homes per building, together with recreational amenities, such as swimming pools, tennis courts, clubhouses, open areas and tot lots.

Housing Revenues

Information on housing revenues, homes delivered and average sales price by segment for the year ended October 31, 2025, is set forth below:

(Housing revenues in thousands)	Housing Revenues	Homes Delivered	Average Sales Price
Northeast	$1,146,746	1,968	$582,696
Southeast	349,448	704	496,375
West	1,356,714	2,824	480,423
Consolidated total	$2,852,908	5,496	$519,088
Unconsolidated joint ventures(1)	$621,785	935	$665,011

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

Net Sales Contracts

 Information on the dollar value of net sales contracts by segment for the year ended October 31, 2025 is set forth below:

(In thousands)	Net Sales Contracts
Northeast	$983,961
Southeast	324,393
West	1,290,351
Consolidated total	$2,598,705
Unconsolidated joint ventures(1)	$675,853

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

Active Selling Communities

We ended fiscal 2025 with 140 active selling communities as compared to 130 active selling communities at October 31, 2024. The average number of active selling communities increased to 129 for fiscal 2025 from 119 for fiscal 2024.

Information on our active selling communities by segment as of October 31, 2025, is set forth below. Contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total homesites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

				Contracted	Remaining
		Approved	Homes	Not	Homes
	Communities	Homes	Delivered	Delivered(1)	Available(2)
Northeast	46	7,689	2,845	631	4,213
Southeast	27	3,702	1,484	220	1,998
West	67	10,723	3,870	391	6,462
Total	140	22,114	8,199	1,242	12,673

(1)	Includes 392 home sites under option.
(2)	Of the total remaining homes available, 971 were under construction or completed (including 64 models and sales offices), and 9,539 were under option.

Backlog

At October 31, 2025, including domestic unconsolidated joint ventures, we had a backlog of signed contracts for 1,517 homes with sales values aggregating $0.9 billion. Our focus on QMI homes continues to result in higher backlog conversion. Additionally at October 31, 2025, we had a backlog of signed contracts for 723 homes from our unconsolidated joint venture in the Kingdom of Saudi Arabia. The majority of our backlog at October 31, 2025 is expected to be completed and closed within the next six to nine months.

Current base prices for our homes in contract backlog at October 31, 2025, range from $182,000 to $1,100,000 in the Northeast, from $275,000 to $1,191,000 in the Southeast and from $284,000 to $948,000 in the West.

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

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, whenever possible, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land (land owned and under option) as of October 31, 2025, exclusive of active selling communities and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities in planning are included in the 35,885 consolidated total home sites under the total residential real estate table in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Communities in Planning

			Total
	Number	Proposed	Land
	of Proposed	Developable	Option	Book
(Dollars in thousands)	Communities	Home Sites	Price	Value (1)
Northeast:
Under option	117	13,213	$657,843	$64,668
Owned	9	931		$33,952
Total	126	14,144		$98,620
Southeast:
Under option	39	3,863	$348,840	$29,470
Owned	-	-		$-
Total	39	3,863		$29,470
West:
Under option	36	3,380	$380,068	$42,244
Owned	10	583		$8,113
Total	46	3,963		$50,357
Totals:
Under option	192	20,456	$1,386,751	$136,382
Owned	19	1,514		$42,065
Combined total	211	21,970		$178,447

(1)

Properties under option also includes costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2025, option fees and deposits were $99.0 million. As of October 31, 2025, we had also spent an additional $37.4 million in nonrefundable predevelopment costs.

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

Raw Materials

The homebuilding industry has from time-to-time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or other important raw materials has resulted in the past, and could result in the future, in start or completion delays or increases to the cost of developing one or more of our residential communities. We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. Labor and material shortages that were initially due to the COVID-19 pandemic have improved. For example, we previously experienced a significant rise in lumber prices caused by supply chain challenges. These difficulties created temporary constraints that drove up costs and affected our ability to source necessary materials in a timely manner. As supply chain conditions have improved and the availability of lumber has increased, the pressure on prices has eased. We cannot predict, however, the extent to which shortages in necessary raw materials or labor may occur in the future.

Seasonality

Our business is seasonal in nature and, historically, weather-related problems, typically in the fall, late winter and early spring, can delay starts or closings and increase costs.

Competition

Our homebuilding operations are highly competitive. We are among the top 20 homebuilders in the United States in terms of both homebuilding revenues and home deliveries. We compete with numerous real estate developers in each of the geographic areas in which we operate. Our competition ranges from small local builders to larger private regional builders to publicly owned builders and developers, some of which have greater sales and financial resources than we do. Previously owned homes and the availability of rental housing provide additional competition. We compete primarily on the basis of reputation, price, location, design, quality, service and amenities.

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

We are also subject to a variety of local, state, federal and foreign laws and regulations concerning environmental, health and safety matters, including those regulating the emission or discharge of materials into the environment, the management of storm water runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments. Certain environmental laws and regulations also impose obligations for the cleanup of properties affected by hazardous substance spills or releases on a joint and several basis and without regard to fault and liability. We may become liable, either contractually or by operation of law, for remediation costs at any properties currently or formerly owned, leased or operated by us, or at third-party sites, such as off-site disposal facilities. We may also be subject to third-party claims arising from the presence of hazardous substances, including claims for hazardous substances that have migrated offsite (e.g., property damage) or exposure to hazardous substances (e.g., personal injury). In addition, we are generally required to obtain permits and other approvals under environmental laws and regulations to carry out our operations. The particular laws and regulations that apply to a site may vary greatly according to the specific factors at each site, for example, due to the type of community, the site’s environmental conditions and the present and former uses of the site. These and other environmental, health and safety laws and regulations can result in delays, substantial costs, fines or penalties and can prohibit or severely restrict development and homebuilding activity. See Risk Factors – “Homebuilders are subject to a number of federal, local, state, and foreign laws and regulations concerning the development of land and homebuilding, sales and customer financing processes and environmental, health and safety matters, which can cause us to incur delays and costs associated with compliance and which can prohibit or restrict our activity in some regions or areas”, Item 3 “Legal Proceedings” and Note 18 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

The homebuilding industry is cyclical, has from time-to-time experienced significant difficulties, and is significantly affected by changes in general and local economic conditions such as:

●	interest rates;

●	employment levels and wage and job growth;

●	labor shortages and increasing labor and materials costs, including because of changes in immigration laws or the enforcement thereof and trends in labor migration;

●	availability and affordability of financing for home buyers;

●	adverse changes in tax laws;

●	regulatory changes;

●	foreclosure rates;

●	inflation;

●	housing affordability, consumer confidence and spending;

●	housing demand in general and for our particular community locations and product designs, as well as consumer interest in purchasing a home compared to other housing alternatives;

●	population growth and demographic trends; and

●	availability of water supply in locations in which we operate.

Turmoil in the financial markets can affect our liquidity. In addition, our cash balances are primarily invested in short-term government-backed instruments. The remaining cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We seek to mitigate this risk by depositing our cash in major financial institutions and diversifying our investments; however, there can be no assurance that we will be able to fully mitigate this risk. In addition, our homebuilding operations often require us to obtain letters of credit. We have certain stand-alone letter of credit facilities and agreements pursuant to which letters of credit are issued. However, we may need additional letters of credit above the amounts provided under these facilities and letters of credit may not be issued under our senior secured revolving credit facility. If we are unable to obtain such additional letters of credit as needed to operate our business, we would be adversely affected.

In addition, geopolitical events, acts of war or terrorism, threats to national security, civil unrest, any outbreak or escalation of hostilities throughout the world, changes in tariffs or trade policies and international trade sanctions, and health pandemics may have a substantial impact on the economy, consumer confidence, the housing market, our associates and our customers, and therefore our business and financial results.

The difficulties described above could cause us to take longer and incur more costs to build our homes. In addition, our insurance may not fully cover business interruptions or losses caused by weather conditions and man-made or natural disasters. We may not be able to recapture increased costs by raising prices in many cases because we fix our prices up to 12 months in advance of delivery when we sign home sales contracts. Some buyers may also cancel or not honor their home sales contracts altogether.

Raw material and labor shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry is vulnerable to raw material and labor shortages and has from time-to-time experienced such shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. Pricing for labor and raw materials can be affected by various national, regional, local, economic and political factors. For example, the federal government has previously imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including lumber, raising our costs for these items (or products made with them). Such government-imposed tariffs and trade regulations on imported building supplies, and retaliatory measures by other countries, may in the future have significant impacts on the cost to construct our homes and on our customers’ budgets, including by causing disruptions or shortages in our supply chain. Despite moderation in the rate of inflation during 2025, we have also experienced price fluctuations and increased labor costs, particularly in recent fiscal years, as a result of a sharp rise in inflation across the United States. The cost and availability of labor may be adversely affected by changes in immigration laws or the enforcement thereof and trends in labor migration. In addition, increased demand could increase material and labor costs. Although much improved during fiscal years 2024 and 2025, we continue to experience some construction delays due to shortages in the supply of certain materials, as well as labor and subcontractor shortages in our markets. These delays impact the timing of our expected home closings and may also result in cost increases that we may not be able to pass to our current or future customers. Sustained increases in construction costs may, over time, erode our margins, and impact our total contract or delivery volumes.

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

The large majority of our customers finance their acquisitions through lenders providing mortgage financing. Mortgage rates, up until late 2022, had been historically low, which made the homes we sell more affordable. Despite the Federal Reserve lowering interest rates in 2024 and 2025, mortgage rates have significantly increased since the beginning of fiscal year 2022 as a result of the Federal Reserve raising interest rates in an effort to curtail inflation during fiscal years 2022 and 2023. When interest rates increase, the cost to own a home increases, which reduces the number of potential homebuyers who can obtain mortgage financing and can result in a decline in the demand for our homes. We cannot predict whether interest rates will rise further, or the paces of any increases, but additional increases would likely have a considerable impact on housing demand.

Increases in interest rates (or the perception that interest rates will rise, including as a result of the actual or anticipated actions of the government), have, and could in the future, increase the costs to obtain mortgages, decrease the availability of mortgage financing, and lower demand for new homes because of the increased monthly mortgage costs and cash required to close on mortgages to potential home buyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts generally include a financing contingency. Financing contingencies permit the customer to cancel his/her obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the contract. This contingency period is typically four to eight weeks following the date of execution of the sales contract. We believe that the availability of mortgage financing, including through federal government agencies or government-sponsored enterprises (such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHA/VA financing), is an important factor in marketing many of our homes. Any limitations or restrictions on the availability of mortgage financing (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations or as a result of instability in the banking sector) could reduce our sales. Further, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our financial condition and results of operations.

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

The homebuilding industry experienced a significant and sustained downturn that began in 2007, during which the lowest volumes of housing starts were significantly below troughs in previous downturns. This downturn resulted in an industry-wide softening of demand for new homes due to a lack of consumer confidence, decreased availability of mortgage financing, and large supplies of resale and new home inventories, among other factors. In addition, an oversupply of alternatives to new homes, such as rental properties, resale homes and foreclosures, depressed prices and reduced margins for the sale of new homes. Industry conditions had a material adverse effect on our business and results of operations in fiscal years 2007 through 2011. Further, we substantially increased our inventory through fiscal year 2006, which required significant cash outlays and which increased our price and margin exposure as we worked through this inventory. If the homebuilding industry experiences another significant or sustained downturn, it would materially adversely affect our business and results of operations in future years. During the second half of fiscal year 2022 and into fiscal year 2023, we experienced a decrease in housing demand due to a sharp increase in mortgage rates, a substantial increase in home prices resulting from the COVID-19 pandemic, significant inflation in the broader economy, stock market volatility, and other macro-economic conditions, which adversely impacted buyer sentiment and behavior.

The homebuilding industry is significantly affected by changes in weather and other environmental conditions and resulting governmental regulations and increased focus by stakeholders on climate change and other sustainability issues.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods or prolonged precipitation, droughts, fires and other severe environmental conditions have harmed us in the past and may harm us in the future. During fiscal year 2024, we experienced disruptions from Hurricane Beryl in Texas, our largest state in terms of deliveries. The physical impacts of climate change may cause these occurrences to increase in frequency, severity and duration, which can delay home construction, increase costs by damaging inventories, reduce the availability of building materials, and adversely impact the demand for new homes in affected areas, and cause policymakers and industry stakeholders to adopt new and stricter building codes and standards, as well as slow down or otherwise impair the ability of utilities and local governmental authorities to provide approvals and service to new housing communities. For example, wildfires in California and hurricanes in Texas and Florida in recent years have at various times caused utility company delays, slowing of our production process, increasing cost of operations and also impacting our sales and construction activity in affected markets during the related time periods. Additionally, other coastal areas where we operate face increased risks of adverse weather conditions or natural disasters. For example, adverse weather conditions and natural disasters may increase the cost of homeowner’s insurance, which could reduce the number of potential buyers who can afford, or who are willing to purchase homes we build in these affected areas, which could result in reduced demand for our homes in these markets.

In addition, there is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate changes impacts could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs that may adversely affect our financial condition and results of operations. These concerns have also resulted in increasing government, investor and societal attention to environmental, social, and governance (“ESG”) matters, including in certain cases expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, and could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. In recent years, certain U.S. states and federal officeholders have also proposed or enacted “anti-ESG” policies, legislation or initiatives. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased or varied enforcement actions by various governmental and regulatory agencies, may create challenges for the Company, including with respect to our compliance and ethics programs, may alter the environment in which we do business, and may increase the ongoing costs of compliance, which could adversely impact our results of operations and cash flows.

Our business is seasonal in nature and our quarterly operating results fluctuate.

Our quarterly operating results generally fluctuate by season. The construction of a customer’s home typically begins after signing the sale agreement and can take six to nine months or more to complete. Weather-related problems, typically in the fall, winter and early spring, can delay starts or closings and increase costs and thus reduce profitability. In addition, delays in opening communities could have an adverse effect on our sales and revenues. Due to these factors, our quarterly operating results will likely continue to fluctuate.

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

We conduct a significant portion of our business in Arizona, California, Delaware, Florida, Maryland, New Jersey, Ohio, South Carolina, Texas and Virginia, and accordingly, regional factors affecting home sales and activities in these markets may have a large impact on our results of operations.

We presently conduct a significant portion of our business in Arizona, California, Delaware, Florida, Maryland, New Jersey, Ohio, South Carolina, Texas and Virginia, which subjects us to risks associated with the regional and local economies of these markets. Home prices and sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth. These markets may also depend, to a degree, on certain sectors of the economy, and any declines in those sectors may impact home sales and activities in that region. For example, to the extent the oil and gas industries, which can be very volatile, are negatively impacted by declining commodity prices, climate change, legislation or other factors, it could result in reduced employment, or other negative economic consequences, which in turn could adversely impact our home sales and activities in Texas. Furthermore, precarious economic and budget situations at the state government level or federal government shut-downs may adversely affect the market for our homes in the affected areas. Weather-related or other events impacting these markets could also negatively affect these markets as well as the other markets in which we operate. If home prices and sales activity decline in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and the Company’s business, financial condition and results of operations could be materially adversely affected.

Increases in cancellations of sales agreements could have an adverse effect on our business.

Our backlog reflects sales agreements with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home, which is reflected in our backlog, and we generally have the right to retain the deposit if the home buyer does not complete the purchase. In some situations, however, a home buyer may cancel the sale agreement and receive a complete or partial refund of the deposit for reasons related to state and local law, an inability to obtain mortgage financing at prevailing interest rates (including financing arranged or provided by us), an inability to sell their current home, or our inability to complete and deliver the new home within the specified time. As of October 31, 2025, including unconsolidated joint ventures, we had a backlog of signed contracts for 2,240 homes with a sales value aggregating $1.1 billion. If mortgage financing becomes less accessible, or if economic conditions deteriorate, more home buyers may cancel their sale agreements with us, which could have an adverse effect on our business and results of operations.

Increases in the after-tax costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Significant expenses of owning a home, including mortgage interest expenses and real estate taxes, have historically been deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to limitations under tax law and policy. The “Tax Cuts and Jobs Act” (“TCJA”), which was signed into law in December 2017, included provisions which imposed significant limitations with respect to these income tax deductions through the end of 2025. In addition, the One Big Beautiful Bill Act (“OBBBA”), which was signed into law on July 4, 2025, includes provisions which extend and modify these limitations. For instance, under OBBBA, the annual limitation on the deduction for real estate taxes and state and local income taxes (or sales taxes in lieu of income taxes) is permanently extended and the deduction is now generally limited to $40,000 for 2025 through 2029, subject to 1% increases from 2026 through 2029 and phasedown depending on the income of the taxpayer, and to $10,000 for 2030 and subsequent years. The OBBBA also permanently extends the TCJA limitation that provided that, through the end of 2025, the deduction for mortgage interest is generally only available with respect to the first $750,000 of a new mortgage. If the federal government or a state government further changes its income tax laws to further eliminate or substantially limit these income tax deductions, the after-tax cost of owning a new home would further increase for many of our potential customers. The loss or reduction of these homeowner tax deductions that have historically been available has and could further reduce the perceived affordability of homeownership, and therefore the demand for and sales price of new homes, including ours, particularly in states with higher state income taxes or home prices, such as California and New Jersey. In addition, increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in insurance premiums can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on our business and financial results.

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

We may not be able to compete with homebuilders that have greater sales and financial resources, which could hurt future earnings.

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

In prior years, the areas in which we operate in California have experienced power shortages, including periods without electrical power, as well as significant fluctuations in utility costs. We may incur additional costs and may not be able to complete construction on a timely basis if such power shortages and outages and utility rate fluctuations continue. Furthermore, power shortages and outages and rate fluctuations may adversely affect the regional economies in which we operate, which may reduce demand for our homes. Our operations may be adversely affected if further rate fluctuations and/or power shortages and outages occur in California or in our other markets.

Information technology failures and data security breaches could harm our business.

We use information technology (“IT”), digital telecommunications and other computer resources to conduct important operational activities and to maintain our business records. In addition, we rely on the systems of third parties, such as third-party vendors. Our computer systems, including our backup systems, and those of the third parties on whose systems we rely, are subject to damage or interruption from computer and telecommunications failures, computer viruses, power outages, security breaches (including through phishing attempts, data-theft and cyber-attack), ransomware attacks, usage errors by our associates or other business partners or outside service providers, and catastrophic events, such as fires, floods, hurricanes and tornadoes. Cyber-attacks and other security threats could originate from a wide variety of external sources, including cyber-criminals, nation-state hackers, hacktivists and other outside parties. Cyber-attacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, and other business partners and outside service providers. In addition, cybersecurity risk is exacerbated with the advancement of technologies like artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks.

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

Access to capital could be hindered if land banks are not able to raise necessary investor funds or if we are unable to create and maintain relationships with land banks.

As part of our land acquisition strategy, we have developed and expanded our land bank partner relationships to gain future access to land without taking ownership. If we are unable to identify, develop or maintain the necessary relationships with suitable land banks in the future, we will not be able to fully implement our land-light business strategy. Most land banks are funds that use financial investor capital to finance land acquisitions. If returns to investors in land banks are not sufficient to attract investor funds and land banks are not able to identify alternative sources of funding, we would no longer have access to land banks and instead would have to increase our use of applicable local developers from which to source our finished lots or have to purchase land directly from landowners, which lots we would then have to develop on balance sheet. This would impair our ability to carry out our strategy of reducing our inventory of owned land.

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

We have a significant amount of debt.

●

Our debt (excluding nonrecourse secured debt and debt of our financial subsidiaries), as of October 31, 2025, including the debt of the subsidiaries that guarantee our debt, was $925.0 million ($900.7 million net of discounts, premiums and debt issuance costs). Additionally, we have a $125.0 million senior secured revolving credit facility, which was fully available for borrowing as of October 31, 2025.

●

Our debt service payments for the year ended October 31, 2025, were $946.8 million, which represented interest incurred and payments on the principal of our debt, but does not include principal and interest on nonrecourse secured debt, debt of our financial subsidiaries or fees under our letters of credit and other credit facilities and agreements.

As of October 31, 2025, we had an aggregate of $6.2 million outstanding under various letters of credit and other credit facilities and agreements, certain of which were collateralized by $6.3 million of cash. We also had substantial contractual commitments and contingent obligations, including $276.8 million of performance bonds as of October 31, 2025. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

Our significant amount of debt could have important consequences. For example, it could:

●	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements, or other requirements;

●	require us to dedicate a substantial portion of our cash flow from operations to the payment of our debt and reduce our ability to use our cash flow for other purposes, including land investments;

●	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

●	require us to pay higher interest rates upon refinancing debt if interest rates rise or due to the concentration of debt maturities or our overall leverage levels;

●	limit our flexibility in planning for, or reacting to, changes in our business;

●	place us at a competitive disadvantage because we have more debt than some of our competitors;

●	limit our ability to implement our strategies and operational actions;

●	require us to consider selling some of our assets or debt or equity securities, possibly on unfavorable terms, to satisfy obligations; and

●	make us more vulnerable to downturns in our business and general economic conditions.

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

We are largely dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses and/or to fund our other liquidity needs. Cash provided by operating activities in fiscal years 2025 and 2024 was $188.3 million and $23.6 million, respectively. Depending on the levels of our land purchases, we could generate positive or negative cash flow in future years. If there is a sustained decline in market conditions in the homebuilding industry over the next several years, our cash flows could be insufficient to fund our obligations and support land purchases, and if we cannot buy additional land, we would ultimately be unable to generate future revenues from the sale of houses. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful or, if successful, made on desirable terms and may not permit us to meet our debt service obligations. We have also entered into certain cash collateralized letters of credit agreements and facilities that require us to maintain specified amounts of cash in segregated accounts as collateral to support our letters of credit issued thereunder. If our available cash and capital resources are insufficient to meet our debt service and other obligations, we could face liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be permitted under the terms of our debt instruments to be used to service indebtedness or may not be adequate to meet any debt service obligations then due. For additional information about capital resources and liquidity, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.”

Our cash flows, liquidity and financial condition could be materially and adversely affected if we are unable to obtain letters of credit.

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

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of debt or equity securities or borrowing additional money, for the future growth and development of our business. The terms and/or availability of additional capital is uncertain. Moreover, the agreements governing our outstanding debt instruments contain provisions that restrict the debt we may incur in the future and our ability to pay dividends on equity. If we are not successful in obtaining sufficient capital, it could reduce our sales and may hinder our future growth and results of operations. In addition, substantially all of our assets are pledged to support our senior secured revolving credit facility, which may make it more difficult to raise additional financing in the future.

We could be adversely affected by a negative change in our credit rating.

Our ability to access capital on favorable terms is a key factor in our ability to service our indebtedness to cover our operating expenses and to fund our other liquidity needs. Negative rating actions by credit agencies, including downgrades, may make it more difficult and costly for us to access capital. Therefore, any downgrade by any of the principal credit agencies may exacerbate these difficulties. There can be no assurances that our credit ratings will not be downgraded in the future, whether as a result of deteriorating general economic conditions, a protracted downturn in the housing industry, failure to successfully implement our operating strategy, the adverse impact on our results of operations or liquidity position of any of these factors, or otherwise.

Restrictive covenants in our debt instruments may restrict our and certain of our subsidiaries’ ability to operate, and we may not be able to undertake transactions within the restrictions of our debt instruments, in particular if our financial performance worsens.

The indentures governing our outstanding debt securities and the agreement governing our senior secured revolving credit facility impose certain restrictions on our and certain of our subsidiaries’ operations and activities. The most significant restrictions relate to debt incurrence, creation of liens, repayment of certain indebtedness prior to its respective stated maturity, sales of assets (including in certain land banking transactions), cash distributions, (including paying dividends on common and preferred stock), capital stock repurchases, and investments by us and certain of our subsidiaries (including in joint ventures). Any other debt instruments that we may enter into in the future may contain similar or additional restrictions on our operations and activities. Because of these restrictions, we could be prohibited from paying dividends or repurchasing shares of our common stock.

The restrictions in our debt instruments could prohibit or restrict our and certain of our subsidiaries’ activities, such as undertaking capital raising or restructuring activities or entering into other transactions. In addition, if we fail to comply with these restrictions or to make timely payments on this debt and other material indebtedness, an event of default could occur and our debt under these debt instruments could become due and payable prior to maturity and the lenders under our senior secured revolving credit facility could terminate their commitments thereunder. Any such event of default could lead to cross defaults under certain of our other debt instruments or negatively impact other debt-related covenants. In any of these situations, we may be unable to amend the applicable debt instrument or obtain a waiver without significant additional cost, or at all, and we may be unable to obtain alternative financing. Any such situation could have a material adverse effect on the solvency of the Company.

The terms of our debt instruments allow us to incur additional indebtedness.

Under the terms of our indebtedness under our indentures and senior secured revolving credit facility, we have the ability, subject to our debt and liens covenants, to incur additional amounts of debt, including secured debt. The incurrence of additional indebtedness could magnify the risks described above. In addition, certain obligations, such as standby letters of credit and performance bonds issued in the ordinary course of business, including those issued under our stand-alone letter of credit agreements and facilities, are not considered indebtedness under our debt instruments (and may be secured) and, therefore, are not subject to limits in our debt covenants.

Regulatory and Legal Risks

Homebuilders are subject to a number of federal, local, state, and foreign laws and regulations concerning the development of land and homebuilding, sales and customer financing processes, and environmental, health and safety matters, which can cause us to incur delays and costs associated with compliance and which can prohibit or restrict our activity in some regions or areas.

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

 We also are subject to a variety of local, state, federal and foreign laws and regulations concerning environmental, health and safety matters, including those regulating the emission or discharge of materials into the environment, the management of storm water runoff at construction sites, the handling, use, storage and disposal of hazardous substances, and impacts to wetlands and other sensitive environments. Certain environmental laws and regulations also impose obligations for the cleanup of properties affected by hazardous substance spills or releases on a joint and several basis and without regard to fault and liability. We may become liable, either contractually or by operation of law, for remediation costs at any properties currently or formerly owned, leased or operated by us, or at third-party sites, such as off-site disposal facilities. We may also be subject to third-party claims arising from the presence of hazardous substances, including claims for hazardous substances that have migrated offsite (e.g., property damage) or exposure to hazardous substances (e.g., personal injury). In addition, we are generally required to obtain permits and other approvals under environmental laws and regulations to carry out our operations, and our ability to obtain or renew permits or approvals and the continued effectiveness of permits or approvals already granted is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules or regulations, or the implementation thereof, or opposition from local governments, environmental advocacy groups, neighboring property owners or other possibly interested parties. The particular laws and regulations that apply to a site may vary greatly according to the specific factors at each site, for example, due to the type of community, the environmental conditions at or near the site, and the present and former uses of the site. These and other environmental, health and safety laws and regulations, which are subject to change and may become more stringent, can result in delays, substantial costs, fines or penalties and can prohibit or severely restrict development and homebuilding activity.

We anticipate that increasingly stringent requirements will continue to be imposed on developers and homebuilders in the future. In addition, some of these laws and regulations that significantly affect how certain properties may be developed are contentious, attract intense political attention, and may be subject to significant changes over time. For example, over time several major joint rulemakings and formal guidance by the Environmental Protection Agency (“EPA”) and the U.S. Army Corps of Engineers have expanded and contracted the scope of “waters of the United States” (i.e., wetlands and streams) subject to regulation under the Clean Water Act (“CWA”), which impacts, among other things, permitting requirements applicable to the homebuilding industry; such rulemakings have been the subject of many legal challenges, some of which remain pending. On November 17, 2025, the EPA and U.S. Army Corps of Engineers announced a proposed rule that would revise the definition of “waters of the United States.” The proposed rule is currently subject to a public comment period ending on January 5, 2026. While the proposed rule appears to narrow the scope of properties subject to certain Clean Water Act permitting obligations, there is ongoing legal uncertainty due to potential future regulatory developments, including at the state or local level, and any legal challenges that may arise in response to the revised definition, and we cannot reliably predict the extent of any effect these regulatory developments and legal challenges may take effect, may have on us.

We may be liable for claims for damages as a result of the use or presence of hazardous materials in our operations or developments.

As a homebuilding and land development business with a wide variety of historical homebuilding, land development, and construction activities, we have in the past been and could in the future be liable for claims for damages as a result of the past or present use or presence of hazardous materials in our operations and developments, including building materials or fixtures known or suspected to be hazardous, to contain hazardous materials (such as asbestos, lead or per- and polyfluoroalkyl substances), or to be associated with mold. Any such claims may adversely affect our business, prospects, financial condition or operating results. Insurance coverage for such claims may be limited or non-existent.

Legal claims not resolved in our favor, such as product liability litigation and warranty claims, may be costly.

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

With regard to certain general liability exposures such as product liability claims, construction defect claims and related claims, assessment of claims and the related liability and reserve estimation process is highly judgmental and subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. Furthermore, after claims are asserted for construction defects, it can be difficult to determine the extent to which assertions of such claims will expand geographically. In addition, the amount and scope of coverage offered by insurance companies is currently limited, and this coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against such claims, the costs associated with such claims significantly exceed the amount of our insurance coverage, or if our insurers do not pay on claims under our policies (whether because of dispute, inability, or otherwise), we may experience losses that could negatively impact our financial results.

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

As a company conducting business with physical operations throughout the United States, we are exposed, both directly and indirectly, to the effects of changes in federal, state and local tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. Such changes may put us at a competitive disadvantage compared to some of our larger peers, to the extent we are unable to pass the tax costs through to our customers.

Risks Related to Our Organization and Structure

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest. These investments involve risks and are highly illiquid.

We currently operate through a number of unconsolidated homebuilding joint ventures with independent third parties in which we do not have a controlling interest. As of October 31, 2025, we had invested an aggregate of $163.5 million in these unconsolidated joint ventures. As part of our strategy, we intend to continue to evaluate additional joint venture opportunities; however, we may be limited in pursuing any such desirable opportunities because the indentures governing our outstanding debt securities and agreements governing our senior secured revolving credit facility impose certain restrictions, among others, on investments by us and certain of our subsidiaries (including in joint ventures).

These investments involve risks and are highly illiquid. There are a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures, and if market conditions become more challenging, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms. In addition, we lack a controlling interest in these joint ventures and, therefore, are usually unable to require that our joint ventures sell assets or return invested capital, make additional capital contributions, or take any other action without the vote of at least one of our venture partners. Therefore, absent partner agreement, we will be unable to liquidate our joint venture investments to generate cash or take other actions to protect our investment.

The Hovnanian family is able to exercise significant influence over us.

The combined ownership of members of the Hovnanian family, including Ara K. Hovnanian, our Chairman of the Board and Chief Executive Officer, through personal holdings, the limited partnership and the limited liability company established for members of Mr. Hovnanian’s family and family trusts of Class A and Class B common stock, enables them to exert significant control over us, including power to control the election of the Board of Directors and to approve matters presented to our stockholders. As of October 31, 2025, such holdings represented approximately 60.2% of the votes that could be cast by the holders of our outstanding Class A and Class B common stock on a combined basis. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on past impairments and our financial performance in prior years, we generated a federal net operating loss carryforward of $360.1 million through the year ended October 31, 2025, and we may generate net operating loss carryforwards in future years.

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

The value of our deferred tax assets is also dependent upon the tax rates expected to be in effect at the time the taxable income is expected to be generated. A decrease in enacted corporate tax rates in our major jurisdictions, especially the federal corporate rate, would decrease the value of our deferred tax assets, which could be material.

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

We could be adversely impacted by the loss of key management personnel or if we fail to attract and retain qualified personnel.

To a significant degree, our future success depends on the efforts of our senior management, many of whom have been with the Company for a significant number of years, and our ability to attract and retain qualified personnel. Our operations could be adversely affected if key members of our senior management leave the Company or if we cannot attract and retain qualified personnel to manage growth in our business.

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 1C

CYBERSECURITY

Risk Management and Strategy

As part of our Enterprise Risk Management function, which is led by our Chief Financial Officer, we have implemented processes to assess, identify and manage material risks facing the Company, including cyber threats. In fulfilling his Enterprise Risk Management responsibilities, our Chief Financial Officer collaborates closely with members of senior management and others, including outside experts. Our cybersecurity program maps to standards published by The National Institute of Standards and Technology. We believe that our processes provide us with a comprehensive assessment of potential cyber threats. On a regular basis, we conduct scans, penetration tests and vulnerability assessments of our systems. Our processes to assess, identify and manage the material risks from cyber threats includes risks arising from threats associated with third-party service providers, including cloud-based platforms.

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

Governance

Role of the Board of Directors

Our Enterprise Risk Management function is part of our Board of Directors’ overall risk management oversight process, which includes regular meetings to identify and evaluate both short and long-term risks and develop plans to manage such risks effectively. In addition, our Board of Directors established a Cybersecurity Subcommittee of the Corporate Governance and Nominating Committee of the Board of Directors in fiscal 2018 that receives regular updates from our cybersecurity operations team to assess the primary cybersecurity risks facing the Company, including, among other things, the status of projects to strengthen our information security systems, results of assessments performed as part of our Cybersecurity Awareness Program, the measures the Company is taking to mitigate cybersecurity risks and our views of the emerging threat landscape. Reports from outside experts who have been engaged by the Company to review and advise on cybersecurity preparedness are also shared with the Cybersecurity Subcommittee and the Board of Directors. The Cybersecurity Subcommittee regularly reports to the Board of Directors on the oversight work the subcommittee has performed.

Additionally, the Audit Committee of the Board of Directors is responsible for the primary oversight of our Enterprise Risk Management function, which includes an evaluation of cybersecurity risks and threats. In addition to the updates the Cybersecurity Subcommittee provides the Board of Directors, the Board of Directors and Audit Committee receive regular updates from management, including the Chief Information Officer and members of his team, as to changes in our cybersecurity risk profile and/or significant newly identified risks. Our Chief Financial Officer reports directly to both the Audit Committee as well as our Chairman and Chief Executive Officer and is responsible for reporting to each on our Company-wide Enterprise Risk Management function.

Role of Management

Our Chief Information Officer, together with our cybersecurity operations team, maintains monitoring 24/7 and is responsible for the day-to-day procedures related to our cybersecurity risks. We have established an Executive Incident Response Team, which includes our Chief Financial Officer, Chief Information Officer, Vice President, Risk Management, Vice President, General Counsel and other senior officers, which meets at least bi-annually to review our cybersecurity posture and discuss information security matters. The Executive Incident Response Team has primary oversight responsibility for assessing and managing technology and operational risk, including but not limited to, information security, fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks.

We have a set of policies comprised of coordinated procedures and tasks that our cybersecurity operations team, under the direction of the Chief Information Officer, executes with the goal of preventing cyber incidents through early detection. In the event there is a cybersecurity incident, we follow our Cybersecurity Incident Response Plan, which is the framework designed to help mitigate the impact and ensure a timely and accurate response. Our cybersecurity framework includes regular assessments to ensure we are following our internal policies and standards, as well as applicable state and federal statutes or regulations. In addition, we validate compliance with our internal data security controls through the use of security monitoring utilities and internal and external audits. Our Chief Information Officer keeps our management, Board of Directors, Audit Committee and Cybersecurity Subcommittee informed about the mitigation and remediation of any cybersecurity incidents.

Our Cybersecurity management team has extensive experience in the information technology area, including cybersecurity. In particular, our Chief Information Officer has over 25 years of experience managing information technology systems and nine years of experience leading cybersecurity initiatives in the information security area.

ITEM 2
PROPERTIES

We rent approximately 62,000 square feet of office space for our corporate headquarters and own 215,000 square feet of office and warehouse space in the Northeast. We lease approximately 401,000 square feet of space for our segments located in the Northeast, Southeast and West.

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

Part II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the New York Stock Exchange under the symbol “HOV” and was held by 188 stockholders of record at December 15, 2025. There is no established public trading market for our Class B common stock, which was held by 146 stockholders of record at December 15, 2025. If a stockholder desires to sell shares of Class B common stock (other than to Permitted Transferees (as defined in the Company’s amended Certificate of Incorporation)), such stock must be converted into shares of Class A common stock at a one-to-one conversion rate.

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

The following graph compares the five-year cumulative total return of our Class A common stock with the Standard & Poor’s (“S&P”) 500 Index and the S&P Homebuilding Index. The graph assumes $100 invested on October 31, 2020 in our Class A common stock, the S&P 500 Index and the S&P Homebuilding Index, and the reinvestment of all dividends.

The stock price performance shown on the following graph is not necessarily indicative of future stock performance.

Source: Standard & Poor’s, a division of S&P Global.

	10/20	10/21	10/22	10/23	10/24	10/25

Hovnanian Enterprises, Inc.	100.00	265.30	126.98	218.77	554.28	378.56
S&P 500	100.00	142.91	122.03	134.41	185.51	225.31
S&P 500 Homebuilding	100.00	132.63	112.87	159.00	264.42	227.37

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

The following tables and related discussion set forth key operating and financial data for our homebuilding and financial services operations as of and for the fiscal years ended October 31, 2025 and 2024. For similar operating and financial data and discussion of our fiscal 2024 results compared to our fiscal 2023 results, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended October 31, 2024, which was filed with the SEC on December 18, 2024.

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

●

Contract backlog is a volume indicator which represents the number of homes that are under contract but not yet delivered as of the stated date. The dollar value of contract backlog represents the dollar amount of the homes in contract backlog. These values are an indicator of potential future revenues;

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

From January 2022 to October 2023, 30-year mortgage rates more than doubled. The sharp increase in interest rates, persistently high levels of inflation and doubt about the stability of the economy negatively impacted housing demand beginning in the second half of fiscal 2022 and into fiscal 2023. During the first quarter of fiscal 2024, mortgage rates declined, which had a positive effect on our sales pace. Rates fluctuated for the remainder of fiscal 2024 and throughout fiscal 2025 but still remain persistently high. As a result, affordability generally remains challenging for homebuyers. We have stayed aggressive in our pricing, incentives and concessions in order to align with the current market.

We continue to use our increased inventory of quick move-in homes (“QMI homes”) to help meet buyers’ needs for more affordable housing in the existing uncertain interest rate environment. The time between contract signing and closing is shorter with a QMI home as compared to a to be built home, which provides customers with more certainty on their mortgage pricing. The availability of QMI homes also allows us to offer mortgage interest rate buydown assistance, which is a tool we offer through our wholly-owned mortgage banking subsidiary (“K. Hovnanian Mortgage”), to help ease the impact of higher monthly payments from rising interest rates. We pay the cost of interest rate buydowns for customers that qualify through K. Hovnanian Mortgage and decide to use the program. The level of interest rate based incentives utilized differs across our markets and is one of several available options we use to drive sales and close homes.

Although the long-term fundamentals of the new home market remain favorable, during fiscal 2025, volatility in the broader economy and affordability constraints caused many consumers to delay purchasing a new home. As a result of this more difficult sales environment, we experienced a decrease in net contracts compared to fiscal 2024. Even as mortgage rates increased and we focused on increasing sales pace versus price, we were still able to raise net prices in approximately 36% of our communities during the fourth quarter of fiscal 2025.

There remains a great degree of uncertainty due to inflation, tariffs, the continued possibility of an economic recession, employment risk and the potential for further mortgage rate increases. While we continue to experience certain supply chain issues, we remain focused on continuing to shorten our construction cycle times and building on our national initiatives to drive down costs with our material providers and trade partners. The changing conditions in the housing market, and in the general economy, make it difficult to predict how strongly our business will be impacted by these external factors over fiscal 2026 and beyond.

Our cash position allowed us to spend $859.4 million on land purchases and land development for long-term growth during fiscal 2025 and still have total liquidity of $404.1 million, including $272.8 million of homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility as of October 31, 2025. In addition, our September 2025 issuance of $900.0 million in aggregate amount of senior unsecured notes to refinance all of our senior secured notes and secured term loan facility contributed to our ongoing efforts to manage and simplify the Company’s capital structure and strengthen its financial position.

Additional information on our results for the year ended October 31, 2025 were as follows:

● For the year ended October 31, 2025, sale of homes revenues decreased 0.8% as compared to the prior year, due to a 3.5% decrease in average sales prices, partially offset by a 2.8% increase in homes delivered. The increase in deliveries in fiscal 2025 was primarily the result of a 7.7% increase in community count as well as an increase in QMI contracts.

● Homebuilding gross margin percentage decreased from 18.7% for the year ended October 31, 2024 to 12.7% for the year ended October 31, 2025, and homebuilding gross margin percentage, before cost of sales interest expense and land charges, decreased from 22.0% for the year ended October 31, 2024 to 17.2% for the year ended October 31, 2025. The decreases were primarily due to the increased use of incentives and concessions, including additional mortgage interest rate buydowns, to make our homes more affordable. In the current homebuilding environment, we remain focused on driving financial performance by increasing our sales pace versus achieving a higher gross margin.

● Selling, general and administrative expenses (including corporate general and administrative) increased $7.6 million for the year ended October 31, 2025 as compared to the prior year, however, as a percentage of total revenue, such costs were relatively flat at 11.7% for the year ended October 31, 2025 compared to 11.4% for the year ended October 31, 2024. The increase was primarily due to an increase in advertising expenses and compensation expense, mainly related to increased headcount and annual merit increases, as well as fees incurred on unused builder forward commitments. The increase in headcount was in preparation for expected growth in community count and deliveries in fiscal 2025 and fiscal 2026.

● Other interest increased to $35.4 million for the year ended October 31, 2025 from $30.8 million for the year ended October 31, 2024, primarily due to an increase in communities in planning, along with an increase in land banking and model lease financing interest, as our inventory not owned increased during fiscal 2025.

● Income before income taxes decreased to $86.1 million for the year ended October 31, 2025 from $317.1 million for the year ended October 31, 2024. Similarly, net income declined to $63.9 million for fiscal 2025, compared to $242.0 million in the previous fiscal year. Several key factors contributed to these reductions. Although both fiscal years included gains resulting from the consolidation of previously unconsolidated joint ventures, the gain in fiscal 2024 was $45.7 million whereas the gain for fiscal 2025 was $18.9 million. Additionally, the results for the year ended October 31, 2025 reflected a loss on extinguishment of debt totaling $33.1 million. In contrast, the year ended October 31, 2024 included a gain on extinguishment of debt totaling $1.4 million. Net income was also negatively impacted by inventory impairments and land option write-offs of $39.6 million and $11.6 million for the years ended October 31, 2025 and 2024, respectively.

● Earnings per share, basic and diluted, decreased to $7.95 and $7.43, respectively, for the year ended October 31, 2025, compared to earnings per share, basic and diluted of $34.40 and $31.79, respectively, for the year ended October 31, 2024.

● Net contracts decreased 3.1% to 5,023 for the year ended October 31, 2025, compared to 5,186 in the prior year. Included in the year ended October 31, 2025 and 2024, respectively, were 44 and 276 build-for-rent contracts.

● Net contracts per active selling community decreased to 35.9 for the year ended October 31, 2025 compared to 39.9 in the prior year. The decrease was due to the decrease in net contracts from October 31, 2024 to October 31, 2025.

● Active selling communities increased to 140 at October 31, 2025 compared to 130 at October 31, 2024, while our total lots controlled decreased to 35,883 at October 31, 2025 compared to 41,891 at October 31, 2024. This reduction in the number of total lots controlled was primarily the result of our decision to walk away from certain lower margin lots. These lots had been originally underwritten prior to the escalation of sales incentives that are necessary in the current market environment in order to make home purchases more affordable. We expect our community count will continue to grow in fiscal 2026.

● Contract backlog decreased from 1,649 homes at October 31, 2024 to 1,242 homes at October 31, 2025, and the dollar value of contract backlog decreased to $726.5 million, a 22.4% decrease in dollar value compared to the prior year. Our backlog conversion ratio has increased from the prior year due to our focus on having more QMI homes available to sell and deliver.

Results of Operations

Total Revenues

Compared to the prior year, revenues (decreased) increased as follows:

	Year Ended October 31,
		Variance
		2025
		Compared
(Dollars in thousands)	2025	to 2024	2024
Homebuilding:
Sale of homes	$2,852,908	$(22,580)	$2,875,488
Land sales	21,606	(21,151)	42,757
Other revenues	9,092	(3,517)	12,609
Financial services	94,975	20,911	74,064
Total change	$2,978,581	$(26,337)	$3,004,918
Total revenues percent change		(0.9)%

Homebuilding: Sale of Homes

Sale of homes revenues decreased $22.6 million, or 0.8%, for the year ended October 31, 2025, compared to the prior year. The slight decrease in revenues in fiscal 2025 was primarily due to the average sales price per home decreasing 3.5% in fiscal 2025 from fiscal 2024, partially offset by a 2.8% increase in homes delivered. The increase in deliveries in fiscal 2025 was primarily the result of community count increasing, along with an increase in our backlog conversion ratio. The decrease in average sales price in fiscal 2025 was primarily due to the geographic and community mix of our deliveries. For further detail on changes in segment revenues see “Homebuilding Operations by Segment” below. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may fluctuate significantly up or down. For further detail on land sales and other revenues, see the section titled “Homebuilding: Land Sales and Other Revenues” below.

Information on the sale of homes is set forth in the table below:

	Year Ended
	October 31,	October 31,
(Dollars in thousands, except average sales price)	2025	2024
Consolidated total:
Housing revenues	$2,852,908	$2,875,488
Homes delivered	5,496	5,348
Average sales price	$519,088	$537,675
Unconsolidated joint ventures:(1)
Housing revenues	$621,785	$539,028
Homes delivered	935	853
Average sales price	$665,011	$631,920

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

Homebuilding: Land Sales and Other Revenues

Land sales and other revenues decreased $24.7 million for the year ended October 31, 2025, compared to the prior year. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were five land sales during the year ended October 31, 2025, compared to six in the prior year. Other revenues include interest income, which decreased as a result of lower rates on cash and cash equivalent account balances beginning in the first quarter of fiscal 2025 compared to the prior year.

Homebuilding: Cost of Sales

Cost of sales includes expenses for consolidated housing and land and lot sales, including inventory impairment and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for homebuilding and land and lot sales and the gross margins for each is set forth below.

Homebuilding gross margin before cost of sales interest expense and land charges, is a non-GAAP financial measure. This measure should not be considered as an alternative to homebuilding gross margin determined in accordance with U.S. GAAP as an indicator of operating performance.

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

	Year Ended
	October 31,	October 31,
(Dollars in thousands)	2025	2024
Sale of homes	$2,852,908	$2,875,488
Cost of sales, excluding interest expense and land charges	2,360,888	2,241,749
Homebuilding gross margin, before cost of sales interest expense and land charges	492,020	633,739
Cost of sales interest expense, excluding land sales interest expense	90,357	87,717
Homebuilding gross margin, after cost of sales interest expense, before land charges	401,663	546,022
Land charges	39,571	8,903
Homebuilding gross margin	$362,092	$537,119
Homebuilding gross margin percentage	12.7%	18.7%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	17.2%	22.0%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	14.1%	19.0%

Cost of sales as a percentage of consolidated home sales revenues are presented below:

	Year Ended
	October 31,	October 31,
	2025	2024
Sale of homes	100.0%	100.0%
Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	71.3%	68.6%
Commissions	3.3%	3.2%
Financing concessions	3.9%	2.5%
Overheads	4.3%	3.7%
Total cost of sales, before interest expense and land charges	82.8%	78.0%
Cost of sales interest	3.1%	3.0%
Land charges	1.4%	0.3%
Homebuilding gross margin percentage	12.7%	18.7%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	17.2%	22.0%
Homebuilding gross margin percentage, after cost of sales interest expense and before land charges	14.1%	19.0%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage decreased to 12.7% for the year ended October 31, 2025 compared to 18.7% for the prior year. Total homebuilding gross margin percentage, before cost of sales interest expense and land charges decreased to 17.2% for the year ended October 31, 2025 compared to 22.0% for the prior year. The decreases in gross margins were primarily due to increases in our use of incentives and concessions, including additional mortgage interest rate buydowns, to make our homes more affordable.

Land and lot sale expenses and gross margins are set forth below:

	Year Ended
	October 31,	October 31,
(In thousands)	2025	2024
Land and lot sales	$21,606	$42,757
Cost of sales, excluding interest	10,475	21,635
Land and lot sales gross margin, excluding interest	11,131	21,122
Land and lot sales interest expense	618	2,090
Land and lot sales gross margin, including interest	$10,513	$19,032

Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may fluctuate significantly.

Homebuilding: Inventory Impairments and Land Option Write-offs

Inventory impairments and land option write-offs reflect certain inventories we have either written off or written down to their estimated fair value totaling $39.6 million and $11.6 million in expense for the years ended October 31, 2025 and 2024, respectively. During the years ended October 31, 2025 and 2024, we wrote off residential land option, approval and engineering costs totaling $18.2 million and $1.6 million, respectively. Land option, approval and engineering costs are written off when a community’s pro forma profitability is not projected to produce an adequate return on investment commensurate with the risk. If we determine an adequate return is not probable, we cancel the option, or when a community is redesigned, we write off the engineering costs related to the initial design. Such write-offs occurred across each of our segments in fiscal 2025 and 2024. Inventory impairments were $21.4 million in the aggregate for the year ended October 31, 2025 for six communities in our Northeast segment, one community in our Southeast segment and five communities in our West segment. For the year ended October 31, 2024, inventory impairments were $10.0 million in the aggregate for two communities in our Northeast segment and two communities in our West segment. It is difficult to predict future impairments, but if conditions in the overall housing industry or a specific geographic market worsen in the future, there are future changes in our business strategy that significantly affect the key assumptions used in our projections of future cash flows, and/or there are material changes in any other items we consider in assessing recoverability, we may need to recognize additional inventory impairments and any such charges could be material.

In fiscal 2025, we walked away from 32.9% of all the lots we controlled under option contracts. The remaining 67.1% of our option lots are in communities that we believe remain economically feasible.

The following table represents lot option walk-aways by segment for the year ended October 31, 2025:

					Walk-
					Away
	Dollar	Number of	% of		Lots as a
	Amount	Walk-	Walk-	Total	% of Total
	of Walk	Away	Away	Option	Option
(Dollars in millions)	Away	Lots	Lots	Lots(1)	Lots
Northeast	$4.3	6,518	43.7%	23,320	28.0%
Southeast	4.6	3,513	23.6%	8,484	41.4%
West	9.3	4,871	32.7%	13,485	36.1%
Total	$18.2	14,902	100.0%	45,289	32.9%

(1)	Includes lots optioned at October 31, 2025 and lots optioned that the Company walked away from in the year ended October 31, 2025.

Homebuilding: Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $9.9 million to $212.4 million for the year ended October 31, 2025, compared to the prior fiscal year. The increase is primarily due to an increase in selling overhead from higher advertising costs and an increase in total compensation expense as a result of an increase in headcount from opening more communities along with the cost associated with annual merit increases, as well as fees incurred on unused builder forward commitments we began offering in the second half of fiscal 2022 to lower mortgage rates for our customers.

Homebuilding: Key Performance Indicators

Net Contracts Per Active Selling Community

Net contracts per active selling community in fiscal 2025 were 35.9 compared to 39.9 in fiscal 2024, a 10.0% decrease in sales pace per community. Our reported level of sales contracts (net of cancellations) was impacted by uneven demand caused by overall market uncertainty along with affordability constraints and high interest rates.

Contract Cancellation Rates

The following table provides historical quarterly cancellation rates, which represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter, excluding unconsolidated joint ventures:

Quarter	2025	2024	2023	2022	2021
First	16%	14%	30%	14%	17%
Second	15%	14%	18%	17%	16%
Third	19%	17%	16%	27%	16%
Fourth	17%	18%	25%	41%	15%

The following table provides quarterly contract cancellations as a percentage of the beginning backlog, excluding unconsolidated joint ventures:

Quarter	2025	2024	2023	2022	2021
First	14%	10%	16%	8%	11%
Second	15%	13%	16%	9%	9%
Third	17%	12%	12%	8%	6%
Fourth	17%	15%	13%	13%	6%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. Due to our solid backlog position, our cancellation rate as a percentage of beginning backlog for the fourth quarter of fiscal 2025 was 17%, which approximates our historical normal rate. When sales pace is increasing, the cancellation rate as a percentage of beginning backlog tends to lag the changes seen in our cancellation rate as a percentage of gross sales. Market conditions, although continuing to improve, still remain uncertain and it is difficult to predict what cancellation rates will be in the future.

Contract Backlog

Our consolidated contract backlog, excluding unconsolidated joint ventures, by segment is set forth below:

	October 31,	October 31,
(Dollars in thousands)	2025	2024
Northeast: (1)(2)(3)
Total contract backlog	$383,131	$531,481
Number of homes	631	782
Southeast: (1)(3)
Total contract backlog	$127,668	$121,974
Number of homes	220	239
West: (4)
Total contract backlog	$215,750	$283,377
Number of homes	391	628
Totals: (1)(2)(3)(4)
Total consolidated contract backlog	$726,549	$936,832
Number of homes	1,242	1,649

(1)

Reflects the reclassification of 86 homes and $70.1 million of contract backlog and 13 homes and $10.6 million of contract backlog as of April 30, 2024 from the consolidated Northeast and Southeast segments, respectively, to unconsolidated joint ventures. This is related to the assets and liabilities contributed to a joint venture the Company entered into during the three months ended April 30, 2024.

(2)	Reflects the reclassification of 88 homes and $74.2 million of contract backlog as of July 31, 2024 from an unconsolidated joint venture to the consolidated Northeast segment. This is related to the assets and liabilities acquired from a joint venture the Company closed out during the three months ended July 31, 2024.
(3)	Reflects the reclassification of 22 homes and $14.4 million of contract backlog and 46 homes and $30.7 million of contract backlog as of October 31, 2025 from unconsolidated joint ventures to the consolidated Northeast and Southeast segments, respectively. This is related to the consolidation of the remaining assets and liabilities from an unconsolidated joint venture the Company closed out and two active selling communities from another unconsolidated joint venture that were consolidated during the three months ended October 31, 2025.
(4)	Reflects the reclassification of eight consolidated homes and $5.0 million of contract backlog as of January 31, 2025 from the West segment to an unconsolidated joint venture. This is related to the assets and liabilities contributed to the joint venture the Company entered into during the three months ended January 31, 2025.

Contract backlog dollars decreased 22.4% as of October 31, 2025 compared to October 31, 2024, and the number of homes in backlog decreased 24.7% for the same period. The decrease in backlog dollars and number of homes for the year ended October 31, 2025 compared to the prior fiscal year was primarily driven by an increase in sales of QMI homes and improved contract backlog conversion.

Homebuilding Operations by Segment

Financial information relating to our homebuilding operations by segment was as follows:

	Year Ended October 31,
		Variance
		2025
(Dollars in thousands, except average sales price)		Compared
	2025	to 2024	2024
Northeast
Homebuilding revenue	$1,151,641	$115,593	$1,036,048
Income before income taxes	$165,530	$(25,523)	$191,053
Homes delivered	1,968	322	1,646
Average sales price	$582,696	$(29,452)	$612,148
Southeast
Homebuilding revenue	$349,980	$(98,922)	$448,902
Income before income taxes	$15,459	$(62,216)	$77,675
Homes delivered	704	(174)	878
Average sales price	$496,375	$(13,652)	$510,027
West
Homebuilding revenue	$1,377,073	$(60,821)	$1,437,894
Income before income taxes	$15,115	$(111,598)	$126,713
Homes delivered	2,824	-	2,824
Average sales price	$480,423	$(22,441)	$502,864

Homebuilding Results by Segment

Northeast – Homebuilding revenues increased 11.2% in fiscal 2025 compared to fiscal 2024, primarily due to a 19.6% increase in homes delivered, partially offset by a 4.8% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes, townhomes and affordable-housing homes in fiscal 2025 compared to some communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment in fiscal 2024, which were no longer delivered in fiscal 2025.

Income before income taxes decreased $25.5 million to $165.5 million in fiscal 2025 compared to fiscal 2024, primarily due to a $23.6 million decrease in land sales and other revenue, an $11.5 million increase in inventory impairments and land option write-offs and a decrease in gross margin percentage. For a discussion of gross margin, see “Homebuilding: Cost of Sales” above.

Southeast – Homebuilding revenues decreased 22.0% in fiscal 2025 compared to fiscal 2024, primarily due to a 19.8% decrease in homes delivered and a 2.7% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment in fiscal 2025 compared to some communities in fiscal 2024 that had higher priced, larger single family homes and townhomes in higher-end submarkets, which were no longer delivered in fiscal 2025.

Income before income taxes decreased $62.2 million to $15.5 million in fiscal 2025 compared to fiscal 2024, primarily due to the decrease in homebuilding revenue discussed above, a $4.8 million increase in inventory impairments and land option write-offs and a decrease in gross margin percentage. For a discussion of gross margin, see “Homebuilding: Cost of Sales” above.

West – Homebuilding revenues decreased 4.2% in fiscal 2025 compared to fiscal 2024 due a 4.5% decrease in average sales price, while the numbers of homes delivered remained flat. The decrease in average sales price was mainly the result of new communities delivering lower priced, smaller single family homes in lower-end and higher-end submarkets of the segment in fiscal 2025 compared to some communities in fiscal 2024 that had higher priced, larger single family homes in higher-end submarkets, which were no longer delivered in fiscal 2025.

Income before income taxes decreased $111.6 million to $15.1 million in fiscal 2025 compared to fiscal 2024, primarily due to the decrease in homebuilding revenue discussed above, an $11.7 million increase in inventory impairments and land option write-offs, a $12.4 million increase in SGA expenses and a decrease in gross margin percentage. For a discussion of gross margin, see “Homebuilding: Cost of Sales” above.

Financial Services

Financial services consists primarily of originating mortgages for our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. For the years ended October 31, 2025 and 2024, our conforming conventional loan originations as a percentage of our total loans were 58.7% and 64.0%, respectively. FHA/VA loans represented 40.3% and 35.4%, respectively, of our total loans. The remaining 1.0% and 0.6% of our loan originations represent loans which exceed conforming conventions. Realized gains and losses relating to the sale of mortgage loans are recognized when control passes to the buyer of the mortgage.

During the years ended October 31, 2025 and 2024, financial services provided $39.0 million and $24.1 million of income before income taxes, respectively. In fiscal 2025, financial services income before income taxes increased from the prior year primarily due to an increase in the volume of loans closed and an increase in the basis point spread between the loans originated and the implied rate from our sale of the loans. In the markets served by our wholly owned mortgage banking subsidiaries, 80.0% and 79.4% of our noncash home buyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2025 and 2024, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased $2.3 million for the year ended October 31, 2025 compared to the year ended October 31, 2024, primarily due to lower stock compensation expense, along with a decrease in bonus expense due to lower profitability. In addition, we recorded a benefit in fiscal 2025 related to our 2024 and 2023 long-term incentive plan phantom stock awards, as a result of a decrease in our stock price during fiscal 2025.

Other Interest

Other interest increased $4.7 million to $35.4 million for the year ended October 31, 2025 compared to the year ended October 31, 2024. The increase in Other interest was primarily due to an increase in communities in planning, along with additional inventory financing resulting from an increase in average land banking and model lease financing interest, as our inventory not owned increased during fiscal 2025.

(Loss) Gain on Extinguishment of Debt, Net

                  On April 30, 2025, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”) redeemed the remaining $26.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 for a redemption price of $27.5 million, which included accrued and unpaid interest. This redemption resulted in a gain on extinguishment of debt of $0.4 million for the fiscal year ended October 31, 2025, including the write-off of unamortized premiums, debt issuance costs and fees. The gain from the redemption is included in the Consolidated Statement of Operations as "(Loss) gain on extinguishment of debt, net".

                 On September 25, 2025, K. Hovnanian completed a private placement of $450.0 million aggregate principal amount of 8.0% Senior Notes due 2031 (the “2031 Notes”) and $450.0 million aggregate principal amount of 8.375% Senior Notes due 2033 (the “2033 Notes” and, together with the 2031 Notes, the “Notes”). The Notes are guaranteed by the Company and substantially all of its subsidiaries, other than K. Hovnanian, its home mortgage subsidiaries, certain of its title insurance subsidiaries, joint ventures and subsidiaries holding interests in joint ventures. K. Hovnanian used the net proceeds from the Notes issuance, together with cash on hand, to (i) fund the redemption on September 25, 2025 of the entire outstanding principal amount of its 11.75% Senior Secured 1.25 Lien Notes due 2029 at a redemption price equal to 100.0% of the principal amount thereof plus the applicable “make-whole” premium, plus accrued and unpaid interest to, but excluding, the redemption date, (ii) fund the redemption of the entire outstanding principal amount of its 8.0% Senior Secured 1.125 Lien Notes due 2028 at a redemption price equal to 104.0% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date of September 30, 2025 and (iii) repay in full all outstanding loans under its Senior Secured 1.75 Lien Term Loan Facility due 2028 at par plus accrued and unpaid interest to, but excluding, the prepayment date.

In addition, on September 25, 2025, the amendments to the Fourth Amendment to the Credit Agreement, dated as of September 10, 2025, to the Credit Agreement dated as of October 31, 2019 (as amended by the First Amendment to the Credit Agreement, dated as of November 27, 2019, the Second Amendment to the Credit Agreement, dated as of August 19, 2022 and the Third Amendment to the Credit Agreement, dated as of September 25, 2023), by and among K. Hovnanian, the Company, the other guarantors party thereto, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto, which provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans became effective.

These transactions resulted in a loss on extinguishment of debt of $33.5 million for the fiscal year ended October 31, 2025, including the write off of unamortized premiums, debt issuance costs and fees.

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

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the income or loss from our joint ventures. Income from unconsolidated joint ventures decreased to $46.4 million for the year ended October 31, 2025 from $52.3 million for the year ended October 31, 2024. The decrease of $5.8 million in fiscal 2025 was primarily due to the recognition of losses from two unconsolidated joint ventures in which one started delivering homes during the second quarter of fiscal 2025 and the other is not yet delivering homes. In addition, we recognized income during the first nine months of the prior year from a joint venture that was subsequently consolidated prior to the end of fiscal 2024.

Income Taxes

Income tax expense decreased to $22.2 million for the year ended October 31, 2025 from $75.1 million for the year ended October 31, 2024. These amounts were primarily attributable to federal and state taxes on income before taxes and non-deductible executive compensation, along with less state net operating losses (“NOL”) available to utilize, partially offset by energy efficient home tax credits. In fiscal 2025, income tax expense was further reduced by the benefit of our debt extinguishment. Income tax expense for fiscal year 2024 includes the favorable impact of releasing state valuation allowances. Currently, federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards.

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

As of October 31, 2025, we considered the weight of all available positive and negative evidence to determine the valuation allowance for DTAs of $53.0 million. See Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.

Deferred tax assets, net, of $229.6 million at October 31, 2025 decreased $11.4 million from October 31, 2024, due primarily to the utilization of our DTAs to offset tax expense on taxable income during fiscal 2025.

Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2025:

	Payments Due by Period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long term debt (1)(2)(3)	$1,436,118	$74,936	$149,872	$149,872	$1,061,438
Operating leases	31,237	10,958	14,181	5,539	559
Total	$1,467,355	$85,894	$164,053	$155,411	$1,061,997

(1)

Represents our senior notes and $511.1 million of related interest payments for the life of such debt (assuming in each case that such debt is not redeemed or otherwise repaid prior to the stated maturity thereof).

(2)	Does not include $29.5 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered.

(3)	Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements. See “Capital Resources and Liquidity” for further discussion. Also, does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of October 31, 2025.

We had outstanding letters of credit and performance bonds of $6.2 million and $276.8 million, respectively, at October 31, 2025, related primarily to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or performance bonds are likely to be drawn upon.

Capital Resources and Liquidity

Overview

Our total liquidity at October 31, 2025 was $404.1 million, including $272.8 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. This was above our target liquidity range of $170.0 to $245.0 million. We believe that our cash on hand together with available borrowings on our senior secured revolving credit facility will be sufficient through fiscal 2026 to finance our working capital requirements.

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

Operating, Investing and Financing Cash Flow Activities

We spent $859.4 million on land and land development during fiscal 2025. After land and land development spending and all other operating activities, including revenue received from deliveries, we had $188.3 million in cash provided by operations. During fiscal 2025, cash used in investing activities was $66.0 million, primarily due to a new joint venture entered into during the period, along with spending on capitalized software, partially offset by distributions of capital from existing unconsolidated joint ventures. Cash used in financing activities was $70.4 million during fiscal 2025, which was primarily due to a $26.6 million redemption of our senior secured notes, net payments related to the September 2025 debt transaction and related deferred financing costs, net payments for nonrecourse mortgage financings, treasury stock purchases, payments of preferred dividends and net payments under our mortgage warehouse lines of credit, partially offset by net proceeds from land banking financings and model sale leaseback financings. We intend to continue to use nonrecourse mortgages, model sale leasebacks, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the years ended October 31, 2025 and 2024 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, model sale leasebacks, land banking transactions, state income taxes, interest payments, preferred dividend payments, financing transaction costs, debt and equity repurchases, litigation matters and investments in unconsolidated joint ventures. During these periods, we provided for our cash requirements from available cash on hand, home and land sales, financing transactions, nonrecourse mortgage transactions, income from unconsolidated joint ventures, financial service revenues and other revenues.
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

See “Inventories” below for a detailed discussion of our inventory position.

Debt Transactions

Senior secured notes, senior notes and credit facilities balances as of October 31, 2025 and October 31, 2024, were as follows:

	October 31,	October 31,
(In thousands)	2025	2024
Senior Secured Notes:
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028 (1)	$-	$225,000
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029(1)	-	430,000
Total Senior Secured Notes	$-	$655,000
Senior Notes:
13.5% Senior Notes due February 1, 2026 (2)	$-	$26,588
8.0% Senior Notes due April 1, 2031 (1)	450,000	-
8.375% Senior Notes due October 1, 2033 (1)	450,000	-
5.0% Senior Notes due February 1, 2040	24,968	24,968
Total Senior Notes	$924,968	$51,556
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (1)	$-	$175,000
Senior Secured Revolving Credit Facility (3)	$-	$-
Subtotal senior notes and credit facilities	$924,968	$881,556
Net premiums (discounts)	$(11,051)	$17,340
Unamortized debt issuance costs	$(13,199)	$(2,678)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$900,718	$896,218

(1) On September 25, 2025, K. Hovnanian completed a private placement of $450.0 million aggregate principal amount of 8.0% Senior Notes due April 1, 2031 and $450.0 million aggregate principal amount of 8.375% Senior Notes due October 1, 2033. K. Hovnanian used the net proceeds from the notes issuance, together with cash on hand, to fund (i) the redemption of all of its $430.0 million aggregate principal amount of 11.75% Senior Secured 1.25 Lien Notes due September 30, 2029 and all of its $225.0 million aggregate principal amount of 8.0% Senior Secured 1.125 Lien Notes due September 30, 2028, and (ii) the payoff in full of its $175.0 million Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028.

(2) On April 30, 2025 K. Hovnanian redeemed the remaining $26.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 for a redemption price of $27.5 million, which included accrued and unpaid interest.

(3) At October 31, 2025, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans under the revolving credit facility have a maturity of June 30, 2028 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term SOFR (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 3.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

Except for K. Hovnanian, the issuer of the notes and borrower under the credit agreement governing our secured revolving credit facility (the "Secured Credit Facility"), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Secured Credit Facility and senior notes outstanding at October 31, 2025 (collectively, the “Notes Guarantors”).

The credit agreement governing the Secured Credit Facility and the indentures governing the senior notes (together, the “Debt Instruments”) outstanding at October 31, 2025 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur (including through exchanges or certain other types of transactions) indebtedness, pay dividends, including on our preferred stock, and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans under the Secured Credit Facility (the “Secured Revolving Loans”) made under the Credit Agreement, dated as of October 31, 2019, as amended, by and among K. Hovnanian, the Company, the other guarantors party thereto, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto (the “Secured Credit Agreement”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the Secured Revolving Loans, material inaccuracy of representations and warranties, a change of control, the failure of the documents granting security for the obligations under the Secured Credit Agreement to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the Secured Credit Agreement to be valid and perfected. As of October 31, 2025, we believe we were in compliance with the covenants of the Debt Instruments.

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions, our strategic priorities and covenant restrictions, may do so from time to time. We will also continue to analyze and evaluate our capital structure and explore transactions to strengthen our balance sheet, including those that reduce leverage, interest rates and/or extend maturities, and will seek to do so with the right opportunity. We may also continue to make debt or equity purchases and/or exchanges from time to time through tender offers, exchange offers, redemptions, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

Due to covenant restrictions in our Debt Instruments, we may be limited in the amount of debt we can incur, even if market conditions, including then-current market available interest rates (prior to the fourth quarter of fiscal 2025, we had not been able to access the traditional capital and bank lending markets at competitive interest rates for some time due to our highly leveraged capital structure), would otherwise be favorable, which could also impact our ability to grow our business.

See Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further discussion of K. Hovnanian’s Debt Instruments, including information with respect to the collateral securing our Secured Credit Agreement.

Mortgages and Notes Payable

We have nonrecourse mortgage loans for certain communities totaling $29.5 million and $90.7 million, net of debt issuance costs, at October 31, 2025 and October 31, 2024, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $113.9 million and $249.7 million, respectively. The weighted-average interest rate on these obligations was 7.4% and 8.7% at October 31, 2025 and October 31, 2024, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

K. Hovnanian Mortgage originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are generally sold in the secondary mortgage market within a short period of time. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in “Financial services” liabilities on the Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of October 31, 2025 and 2024, we had an aggregate of $94.3 million and $131.4 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

 See Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a further discussion of these agreements and facilities.

Equity

On September 1, 2022, our Board of Directors (the “Board”) authorized a repurchase program for up to $50.0 million of our Class A common stock. On December 18, 2024, the Board authorized an incremental increase to our repurchase program and on April 11, 2025, the Board authorized another incremental increase to our repurchase program, such that, inclusive of any amounts remaining under the existing repurchase authorization, as of April 11, 2025, we were authorized to repurchase up to $30.6 million of our Class A common stock. Under the program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

During the year ended October 31, 2025, we repurchased 257,908 shares of Class A common stock, with a market value of $30.1 million, or $116.70 per share. During the year ended October 31, 2024, we repurchased 188,800 shares of Class A common stock, with a market value of $26.5 million, or $140.31 per share. Share repurchases are added to “Treasury stock” on our Consolidated Balance Sheets. As of October 31, 2025, $26.4 million of our Class A common stock is available for repurchase under our share repurchase program.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on the Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable, in whole or in part, at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During both fiscal 2025 and 2024 we paid dividends of $10.7 million on the Series A preferred stock.

Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. At both October 31, 2025 and 2024, we had investments in six unconsolidated homebuilding joint ventures. Our unconsolidated joint ventures had total combined assets of $720.4 million and $845.1 million at October 31, 2025 and 2024, respectively. Our investments in unconsolidated joint ventures totaled $163.5 million and $142.9 million at October 31, 2025 and 2024, respectively. The increase in our investments of $20.6 million was primarily due to new joint ventures formed during the year, along with income recognized from existing joint ventures, partially offset by an increase in our share of losses recognized from existing joint ventures. Partner distributions and the consolidation of previously unconsolidated joint ventures also partially offset the increase in the investment balance.

As of October 31, 2025 and 2024, our unconsolidated joint ventures had outstanding debt totaling $121.9 million and $88.7 million, respectively, under separate construction loan agreements with different third-party lenders and affiliates of certain investment partners to finance land development activities. The outstanding debt is secured by the underlying property and related project assets and is nonrecourse to us. Although we and our unconsolidated joint venture partners provide certain guarantees and indemnities to the lender, we do not provide a guaranty or have any other obligation to repay the outstanding debt or to support the value of the collateral underlying the outstanding debt. Our guarantees are limited to performance and completion of development activities, environmental indemnification and standard warranty and representation against fraud, misrepresentation and similar actions, including voluntary bankruptcy. We do not believe that our existing exposure under our guaranty and indemnity obligations related to the outstanding debt of our unconsolidated joint ventures is material.

We determined that none of our joint ventures was a variable interest entity. All our unconsolidated joint ventures were accounted for under the equity method because we did not have a controlling financial interest. See Notes 19 and 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion of joint ventures and variable interest entities.

Inventories

Total inventory, excluding consolidated inventory not owned, decreased $129.2 million during the year ended October 31, 2025 from October 31, 2024. Total inventory, excluding consolidated inventory not owned, decreased in the Northeast by $83.3 million, increased in the Southeast by $108.8 million and decreased in the West by $154.7 million. The net decrease was primarily attributable to home deliveries, impairments and write-offs, and land sales. However, this reduction was partially offset by new land purchases and land development during fiscal 2025, along with an increase in inventory from the consolidation of previously unconsolidated joint ventures. Substantially all homes under construction or completed and included in inventory at October 31, 2025 are expected to close during the next six to nine months.

Consolidated inventory not owned, which consists of options related to land banking and model financing, increased $121.9 million during fiscal 2025. The increase was primarily due to an increase in land banking transactions, along with an increase in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to land bankers and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, these transactions are considered a financing rather than a sale. Our Consolidated Balance Sheet, at October 31, 2025, included inventory of $258.6 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $169.1 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement and the ability to repurchase model homes with below market options, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, our Consolidated Balance Sheet, at October 31, 2025, included inventory of $74.3 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $75.6 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from sale and leaseback transactions.

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2025, we had total cash deposits of $333.2 million to purchase land and lots with a total purchase price of $2.8 billion. Our financial exposure is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third-party guarantees.

The following tables summarize home sites included in our total residential real estate. The decrease in total home sites available at October 31, 2025 compared to October 31, 2024 is attributable to delivering homes and terminating certain option agreements, partially offset by acquiring new land parcels during the period.

			Remaining
	Total	Contracted	Home
	Home	Not	Sites
	Sites	Delivered	Available
October 31, 2025:
Northeast	18,982	631	18,351
Southeast	6,081	220	5,861
West	10,822	391	10,431
Consolidated total	35,885	1,242	34,643
Unconsolidated joint ventures (1)	5,925	998	4,927
Owned	5,496	848	4,648
Optioned	30,387	392	29,995
Construction to permanent financing lots	2	2	-
Consolidated total	35,885	1,242	34,643

October 31, 2024:
Northeast	19,580	782	18,798
Southeast	7,161	239	6,922
West	15,154	628	14,526
Consolidated total	41,895	1,649	40,246
Unconsolidated joint ventures (1)	4,349	679	3,670
Owned	6,632	1,215	5,417
Optioned	35,259	430	34,829
Construction to permanent financing lots	4	4	-
Consolidated total	41,895	1,649	40,246

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

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active selling communities. The decrease in unsold homes was primarily due to a concerted effort to align our starts pace with the sales pace in fiscal 2025.

	October 31, 2025			October 31, 2024
	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total
Northeast	257	23	280	259	35	294
Southeast	125	18	143	135	19	154
West	525	23	548	627	31	658
Total	907	64	971	1,021	85	1,106
Started or completed unsold homes and models per active selling communities(1)	6.5	0.4	6.9	7.9	0.6	8.5

(1)

Active selling communities (which are communities that are open for sale with ten or more home sites available) were 140 and 130 at October 31, 2025 and 2024, respectively. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Financial Services Assets and Liabilities

Financial services assets consist primarily of residential mortgage receivables held for sale of which $109.8 million and $147.2 million at October 31, 2025 and 2024, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2024 was primarily related to a decrease in the volume of loans originated during the fourth quarter of fiscal 2025 compared to the fourth quarter of fiscal 2024.

Financial services liabilities decreased $52.3 million from $183.1 million at October 31, 2024, to $130.9 million at October 31, 2025. The decrease was primarily due to the decrease in amounts outstanding under our mortgage warehouse lines of credit and directly correlated to the decrease in the volume of mortgage loans held for sale.

Inflation

The annual rate of inflation in the United States was 3.0% in September 2025, as measured by the most recent publicly available Consumer Price Index, which is slightly higher than October 2024, but much improved from its peak of 9.1% in June 2022. Inflation has a long-term effect, because of higher costs of land, materials and labor results in increasing the sale prices of our homes. Historically, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land, labor and interest costs, could substantially outpace increases in the income of potential purchasers and therefore limit our ability to raise home sale prices, which may result in lower gross margins.

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to 12 months. Construction costs for residential buildings represented approximately 51% of our homebuilding cost of sales for fiscal year 2025.

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

Inventories held for sale are land parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing the land. Land held for sale is recorded at the lower of its carrying amount or the fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from third parties.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated entities in which the Company has significant influence over the operating and financial decisions of the entity, but holds less than a controlling financial interest, are accounted for by the equity method. In all periods presented, our investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method because we are not the primary beneficiary or de-facto agent, and we have a significant, but less than controlling, interest in the entities. Under the equity method, we recognize our proportionate share of income or loss earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in joint ventures vary but our voting equity interests held are generally 20% to 50%.

Specific criteria is used when determining if we are the primary beneficiary of, or have a controlling interest in, an unconsolidated entity. Factors considered in determining whether we have significant influence, or we have control include risk and reward sharing, experience and financial condition of the other partner, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. The evaluation of whether an entity is a variable interest entity or a voting interest entity and then whether we are the primary beneficiary or have control or significant influence can require significant judgment. We believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest but rather share control with our partners. In most cases, the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

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

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Safe Harbor Statement

All statements in this Annual Report on Form 10-K that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such forward-looking statements include but are not limited to statements related to the Company’s goals and expectations with respect to its financial results for future financial periods. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. By their nature, forward-looking statements: (i) speak only as of the date they are made, (ii) are not guarantees of future performance or results and (iii) are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Therefore, actual results could differ materially and adversely from those forward-looking statements as result of a variety of factors. Such risks, uncertainties and other factors include, but are not limited to:

●	Changes in general and local economic, industry and business conditions and impacts of a significant homebuilding downturn;
●	Shortages in, and price fluctuations of, raw materials and labor, including due to geopolitical events, changes in trade policies, including the imposition of tariffs and duties on homebuilding materials and products, and related trade disputes with, and retaliatory measures taken by other countries, and changes in immigration laws or the enforcement thereof and trends in labor migration;
●	Fluctuations in interest rates and the availability of mortgage financing, including as a result of instability in the banking sector;
●	Increases in inflation;
●	Adverse weather and other environmental conditions and natural or man-made disasters;
●	The seasonality of the Company’s business;
●	The availability and cost of suitable land and improved lots and sufficient liquidity to invest in such land and lots;
●	Reliance on, and the performance of subcontractors;
●	Regional and local economic factors, including dependency on certain sectors of the economy, and employment levels affecting home prices and sales activity in the markets where the Company builds homes;
●	Increases in cancellations of agreements of sale;
●	Changes in tax laws affecting the after-tax costs of owning a home;
●	Legal claims brought against us and not resolved in our favor, such as product liability litigation, warranty claims and claims made by mortgage investors;
●	Levels of competition;
●	Utility shortages and outages or rate fluctuations;
●	Information technology failures and data security breaches;
●	Negative publicity;
●	Global economic and political instability;
●	High leverage and restrictions on the Company’s operations and activities imposed by the agreements governing the Company’s outstanding indebtedness;
●	Availability and terms of financing to the Company;
●	The Company’s sources of liquidity;
●	Changes in credit ratings;
●	Government regulation, including regulations concerning the development of land, the home building, sales and customer financing processes, tax laws and environmental, health and safety matters;
●	Potential liability as a result of the past or present use of hazardous materials;
●	Operations through unconsolidated joint ventures with third parties;
●	Significant influence of the Company’s controlling stockholders;
●	Availability of net operating loss carryforwards; and
●	Loss of key management personnel or failure to attract qualified personnel.

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

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our long term-debt requires fixed interest payments and we have limited exposure to variable rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not significant. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of October 31, 2025, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long-Term Debt as of October 31, 2025 by Fiscal Year of Debt Maturity
								FV at
(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	10/31/2025
Long term debt(1)(2):
Fixed rate	$-	$-	$-	$-	$-	$924,968	$924,968	$937,656

Weighted-average interest rate	-%	-%	-%	-%	-%	8.10%	8.10%

(1) Does not include the mortgage warehouse lines of credit made under our Master Repurchase Agreements.

(2) Does not include $29.5 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered. In addition, it does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of October 31, 2025. The revolving loans under the Secured Credit Facility have a maturity of June 30, 2028 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term SOFR (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 3.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian pays an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on page 65.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2025. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2025 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report below.

ITEM 9B

OTHER INFORMATION

None.

ITEM 9C

DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 31, 2026, which will involve the election of directors.

Information About Our Executive Officers

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one-year term.

			Year
			Started
			With
Name	Age	Position	Company
Ara K. Hovnanian	68	Chairman of the Board, Chief Executive Officer and Director of the Company	1979
Brad G. O’Connor	55	Chief Financial Officer	2004
Alexander Hovnanian	35	President	2012
Michael Wyatt	59	Chief Operating Officer	2015

Mr. Hovnanian has been Chief Executive Officer since July 1997 and served as President from 1988 until November 2025. Mr. Hovnanian joined the Company in 1979, was appointed Executive Vice President in 1983, has been a Director of the Company since 1981 and was Vice Chairman from 1998 through November 2009. In November 2009, he was elected Chairman of the Board following the death of Kevork S. Hovnanian, the chairman and founder of the Company and the father of Mr. Hovnanian.

Mr. O’Connor was appointed Chief Financial Officer in November 2023 and Senior Vice President and Treasurer in April 2020. He held the position of Chief Accounting Officer from May 2011 until October 2023 and Treasurer from April 2020 through December 2024. He joined the Company as Vice President, Associate Corporate Controller in May 2004, and was promoted to Corporate Controller in December 2007. Prior to joining the Company, Mr. O’Connor was the Corporate Controller for Amershem Biosciences, a global biotech company, and was a Senior Manager in the audit practice of PricewaterhouseCoopers LLP.

Mr. Alexander Hovnanian was appointed President in November 2025. He had held the position of Executive Vice President, National Homebuilding Operations since March 2020. He joined the Company full-time in 2012 and has held various positions in the Company's homebuilding operations. He attended Harvard Business School from 2014 to 2016 and after obtaining his MBA, he returned to employment with the Company. In November 2017, Mr. Hovnanian was appointed Area President followed by a promotion to Division President of the Northeast Division in December 2018.

Mr. Wyatt was appointed Chief Operating Officer in November 2025. He had been Group President of the East Group operations since May 2020. He held the position of Region President of the California Region from June 2019 to May 2020. He joined the Company as Division President of the Northern California Division in September 2015. Prior to joining the Company, Mr. Wyatt spent 16 years with Centex Corporation (“Centex Homes”) and six years with the PulteGroup, Inc. (“Pulte Homes”). He held Division President roles in Myrtle Beach, South Carolina, Las Vegas, Nevada, and Northern California for Centex Homes. After the merger of Centex Homes and Pulte Homes, Mr. Wyatt continued in the corporate office for Pulte Homes, where he spent six years managing home building operations rising to Senior Vice President of Home Building Operations when he left to join the Company.

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

Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee Charters

We have adopted charters that apply to the Company’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. We have posted the text of these charters on our web site at www.khov.com under “Investor Relations/Corporate Governance/Highlights.”

ITEM 11

EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 31, 2026.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The information called for by Item 12, except as set forth in this Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 31, 2026.

The following table provides information as of October 31, 2025, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	Number of Class A Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (1)	Number of Class B Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding Class A Common Stock options, warrants and rights (2)	Weighted average exercise price of outstanding Class B Common Stock options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (4)
Plan Category	(a)	(a)	(b)	(b)	(c)
Equity compensation plans approved by security holders:	538,654	681,173	$31.89	$29.98	329,394
Equity compensation plans not approved by security holders:	-	-	-	-	-
Total	538,654	681,173	$31.89	$29.98	329,394

(1)	Includes the maximum number of shares that are potentially issuable under the PSUs granted in fiscal year 2025 and the maximum number of shares that are potentially issuable under the 2024 and 2025 Long-Term Incentive programs under the Third Amended and Restated 2020 Hovnanian Enterprises, Inc. Stock Incentive Plan.

(2)	Does not take into account 181,264 shares that may be issued upon the vesting of restricted stock and performance-based awards discussed in (1) above, nor 1,758 shares of restricted stock vested but not yet issued nor 280,443 shares of restricted stock deferred due to mandatory hold requirements, in each case, because they have no exercise price.

(3)	Does not take into account 271,771 shares that may be issued upon the vesting of the performance-based awards discussed in (1) above nor 355,802 shares of restricted stock deferred due to mandatory hold requirements, in each case, because they have no exercise price.
(4)	Under the Company’s equity compensation plans, securities may be issued in either Class A Common Stock or Class B Common Stock.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 31, 2026.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).

Further information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 31, 2026.

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements

See the “Index” to the Consolidated Financial Statements commencing on page 62 of this Form 10-K.

(2) Financial Statement Schedules

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and notes thereto.

(3) Exhibits

See the “Exhibit Index” beginning on page 56 of this Form 10-K.

Exhibits:

3(a)	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 29, 2019).
3(b)	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 29, 2023).
4(a)	Specimen Class A Common Stock Certificate (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 29, 2019).
4(b)	Specimen Class B Common Stock Certificate (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 29, 2019).
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

4(l)

Indenture, dated as of September 25, 2025, relating to the 8.000% Senior Notes due 2031 and the 8.375% Senior Notes due 2033, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein and Wilmington Trust, National Association, as Trustee, including the forms of the 8.000% Senior Note due 2031 and the 8.375% Senior Note due 2033 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed September 25, 2025).

4(m)	Description of the Registrant’s securities (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2025 filed September 10, 2025).
10(a)	Fourth Amendment, dated as of September 10, 2025, to the Credit Agreement, dated as of October 31, 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the subsidiary guarantors named therein, Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed September 10, 2025).

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

10(c)

Pledge Agreement, dated as of October 31, 2019, relating to the Senior Secured Revolving Credit Facility, made by K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors party thereto in favor of Wilmington Trust, National Association, as Administrative Agent and Joint First Lien Collateral Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed October 31, 2019).

10(d)*

Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc. (Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant).

10(e)*

Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc. (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2003 filed January 21, 2004).

10(f)*

Executive Deferred Compensation Plan as amended and restated on January 1, 2022 (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).

10(g)*

Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006 (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2006 filed March 10, 2006).

10(h)*

Form of Change in Control Severance Protection Agreement entered into with Brad G. O’Connor (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2012 filed March 8, 2012).

10(i)*

Form of Stock Option Agreement for Directors (2014 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2014 filed September 5, 2014).

10(j)*

2012 Hovnanian Enterprises, Inc. Amended and Restated Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A filed February 4, 2019).

10(k)*

Form of Letter Agreement Relating to Change in Control Severance Protection Agreement entered into with Brad G. O’Connor (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2015 filed March 12, 2015).

10(l)*

Premium-Priced Incentive Stock Option Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2016 filed September 9, 2016).

10(m)*

Premium-Priced Non-qualified Stock Option Agreement Class B (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2016 filed September 9, 2016).

10(n)*

Incentive Stock Option Agreement Class A (2016 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2016 filed September 9, 2016).

10(o)*

Premium-Priced Incentive Stock Option Agreement Class A (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2018 filed September 10, 2018).

10(p)*

Premium-Priced Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2018 filed September 10, 2018).

10(q)*

Incentive Stock Option Agreement Class A (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2018 filed September 10, 2018).

10(r)*

Non-Qualified Stock Option Agreement Class B (2018 grants and thereafter) (Incorporated by reference to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2018 filed September 10, 2018).

10(s)

Trademark Security Agreement, dated as of October 31, 2019, relating to Senior Secured Revolving Credit Facility, made by K. HOV IP II, Inc. in favor of Wilmington Trust, National Association, as Administrative Agent (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed October 31, 2019).

10(t)

Trademark Security Agreement, dated as of October 5, 2023, relating to Senior Secured Revolving Credit Facility, made by K. HOV IP, II, Inc., in favor of Wilmington Trust, National Association, as Administrative Agent (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).

10(u)

Copyright Security Agreement, dated as of October 5, 2023, relating to Senior Secured Revolving Credit Facility, made by K. HOV IP, II, Inc., in favor of Wilmington Trust, National Association, as Administrative Agent (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).

10(v)

Trademark Security Agreement, dated as of May 20, 2024, relating to Senior Secured Revolving Credit Facility, made by K. HOV IP, II, Inc., in favor of Wilmington Trust, National Association, as Administrative Agent.

10(w)

First Lien Collateral Agency Agreement, dated as of October 31, 2019, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors party thereto and Wilmington Trust, National Association, as Administrative Agent, Joint First Lien Collateral Agent and in the other capacities set forth therein (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed October 31, 2019).

10(x)*	Form of 2020 Performance Share Unit Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2020 filed September 4, 2020).
10(y)*	Form of 2021 Performance Share Unit Agreement - EBIT (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 filed September 9, 2021).
10(z)*	Form of 2021 Performance Share Unit Agreement - EBIT (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 filed September 9, 2021).
10(aa)*	Form of 2021 Performance Share Unit Agreement - Relative EBIT ROI (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 filed September 9, 2021).
10(bb)*	Form of 2021 Performance Share Unit Agreement - Relative EBIT ROI (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 filed September 9, 2021).
10(cc)*	Form of 2021 Long-Term Incentive Program Award Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 filed September 9, 2021).
10(dd)*	Form of 2021 Long-Term Incentive Program Award Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2021 filed September 9, 2021).
10(ee)*	Form of 2022 Long-Term Incentive Program Award Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2022 filed March 7, 2022).
10(ff)*	Form of 2022 Long-Term Incentive Program Award Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2022 filed March 7, 2022).
10(gg)*	Third Amended and Restated 2020 Hovnanian Enterprises, Inc. Stock Incentive Plan (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed March 22, 2024).
10(hh)*	Form of 2022 Performance Share Unit Agreement – EBIT (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2022 filed September 6, 2022).
10(ii)*	Form of 2022 Performance Share Unit Agreement – EBIT (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2022 filed September 6, 2022).
10(jj)*	Form of 2022 Performance Share Unit Agreement – EBIT ROI (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2022 filed September 6, 2022).
10(kk)*	Form of 2022 Performance Share Unit Agreement – EBIT ROI (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2022 filed September 6, 2022).
10(ll)*	Form of 2022 Performance Share Unit Agreement – National Contracts Savings Performance Vesting (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2022 filed September 6, 2022).
10(mm)*	Form of 2022 Performance Share Unit Agreement – KHDS Savings Performance Vesting (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2022 filed September 6, 2022).
10(nn)*	Restricted Share Unit Agreement Class A (2022 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2022 filed September 6, 2022).
10(oo)*	Director Restricted Share Unit Agreement Class A (2022 grants and thereafter) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2022 filed September 6, 2022).

10(pp)*	Form of 2019 Associate Incentive Stock Option Agreement – Premium Priced (Class A) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 filed December 19, 2022).
10(qq)*	Form of 2019 Associate Non-Qualified Stock Option Agreement – Premium Priced (Class B) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 filed December 19, 2022).
10(rr)*	Form of 2019 Associate Incentive Stock Option Agreement (Class A) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 filed December 19, 2022).
10(ss)*	Form of 2019 Associate Non-Qualified Stock Option Agreement (Class B) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 filed December 19, 2022).
10(tt)*	Form of 2016 Non-Qualified Stock Option Agreement (Class B) (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2022 filed December 19, 2022).
10(uu)*	Form of 2023 Long-Term Incentive Program Award Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2023 filed March 6, 2023).
10(vv)*	Form of 2023 Long-Term Incentive Program Award Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2023 filed March 6, 2023).
10(ww)*	Form of 2024 Long-Term Incentive Program Award Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2024 filed March 1, 2024).
10(xx)*	Form of 2024 Long-Term Incentive Program Award Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2024 filed March 1, 2024).
10(yy)*	Form of 2025 Long-Term Incentive Program Award Agreement (Class A) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2025 filed February 28, 2025).
10(zz)*	Form of 2025 Long-Term Incentive Program Award Agreement (Class B) (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2025 filed February 28, 2025).
10(aaa)*	Form of 2023 Long-Term Incentive Program Phantom Share Agreement (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2023 filed March 6, 2023).
10(bbb)*	Form of 2024 Long-Term Incentive Program Phantom Share Agreement (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2024 filed March 1, 2024).
10(ccc)*	Form of 2025 Associate Phantom Performance Share Unit Agreement EBIT (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2025 filed August 29, 2025).
10(ddd)*	Form of 2025 Associate Phantom Performance Share Unit Agreement EBIT ROI (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2025 filed August 29, 2025).
10(eee)*	Form of 2023 Performance Share Unit Agreement EBIT Class A (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2023 filed September 1, 2023).
10(fff)*	Form of 2023 Performance Share Unit Agreement EBIT Class B (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2023 filed September 1, 2023).
10(ggg)*	Form of 2024 Performance Share Unit Agreement EBIT Class A (Incorporate by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2024 filed August 30, 2024).
10(hhh)*	Form of 2024 Performance Share Unit Agreement EBIT Class B (Incorporate by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2024 filed August 30, 2024).
10(iii)*	Form of 2025 Performance Share Unit Agreement EBIT Class A (Incorporate by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2024 filed August 29, 2025).
10(jjj)*	Form of 2025 Performance Share Unit Agreement EBIT Class B (Incorporate by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2024 filed August 29, 2025).
10(kkk)*	Form of 2023 Performance Share Unit Agreement EBIT ROI Class A (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2023 filed September 1, 2023).

10(lll)*	Form of 2023 Performance Share Unit Agreement EBIT ROI Class B (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2023 filed September 1, 2023).
10(mmm)*	Form of 2024 Performance Share Unit Agreement EBIT ROI Class A (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2024 filed August 30, 2024).
10(nnn)*	Form of 2024 Performance Share Unit Agreement EBIT ROI Class B (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2024 filed August 30, 2024).

10(ooo)*	Form of 2025 Performance Share Unit Agreement EBIT ROI Class A (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2025 filed August 29, 2025).

10(ppp)*	Form of 2025 Performance Share Unit Agreement EBIT ROI Class B (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2025 filed August 29, 2025).
10(qqq)*	Form of 2024 Associate Restricted Share Unit Agreement Class A (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2024 filed August 30, 2024).
10(rrr)*	Form of 2024 Director Restricted Share Unit Agreement Class A (Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2024 filed August 30, 2024).
19(a)	Securities Trading Policy (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2024 filed December 18, 2024).
21	Subsidiaries of the Registrant.
23(a)	Consent of Deloitte & Touche LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32(b)	Section 1350 Certification of Chief Financial Officer (furnished herewith).
97(a)	Incentive Compensation Clawback Policy (Incorporated by reference to Exhibits to Annual Report on Form 10-K of the Registrant for the year ended October 31, 2023 filed December 18, 2023).
101

The following financial information from our Annual Report on Form 10-K for the year ended October 31, 2025, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Balance Sheets at October 31, 2025 and October 31, 2024, (ii) the Consolidated Statements of Operations for the years ended October 31, 2025, 2024 and 2023, (iii) the Consolidated Statements of Changes in Equity for years ended October 31, 2025, 2024 and 2023 (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2025, 2024 and 2023, and (v) the Notes to Consolidated Financial Statements.

104	Cover page from our Annual Report on Form 10-K for the year ended October 31, 2025, formatted in Inline XBRL (and contained in Exhibit 101).
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
Ara K. Hovnanian
Chairman of the Board and Chief Executive Officer
December 22, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 22, 2025, and in the capacities indicated.

/s/ ARA K. HOVNANIAN	Chairman of the Board, Chief Executive Officer and Director
Ara K. Hovnanian	(Principal Executive Officer)

/s/ BRAD G. O’CONNOR	Chief Financial Officer
Brad G. O’Connor	(Principal Financial Officer and Principal Accounting Officer)

/s/ EDWARD A. KANGAS	Chairman of Audit Committee and Director
Edward A. Kangas

/s/ JOSEPH A. MARENGI	Chairman of Compensation Committee and Director
Joseph A. Marengi

/s/ VINCENT PAGANO JR.	Chairman of Corporate Governance and Nominating Committee and Director
Vincent Pagano Jr.

/s/ J. LARRY SORSBY	Director
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Hovnanian Enterprises, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries (the “Company”) as of October 31, 2025, and 2024, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended October 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

December 22, 2025

We have served as the Company’s auditor since 2009.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
(In thousands, except per share data)	2025	2024

ASSETS
Homebuilding:
Cash and cash equivalents	$272,772	$209,976
Restricted cash and cash equivalents	12,608	7,875
Inventories:
Sold and unsold homes and lots under development	1,132,798	1,195,318
Land and land options held for future development or sale	171,793	238,499
Consolidated inventory not owned	332,879	210,987
Total inventories	1,637,470	1,644,804
Investments in and advances to unconsolidated joint ventures	163,469	142,910
Receivables, deposits and notes, net	26,454	29,400
Property and equipment, net	50,539	43,431
Prepaid expenses and other assets	89,773	82,525
Total homebuilding	2,253,085	2,160,921

Financial services	151,211	203,589

Deferred tax assets, net	229,617	241,064
Total assets	$2,633,913	$2,605,574

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$29,494	$90,675
Accounts payable and other liabilities	438,698	433,273
Customers’ deposits	46,376	41,639
Liabilities from inventory not owned, net of debt issuance costs	244,723	140,298
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	900,718	896,218
Accrued interest	11,874	14,508
Total homebuilding	1,671,883	1,616,611

Financial services	130,873	183,135

Income taxes payable	222	5,479
Total liabilities	1,802,978	1,805,225

Equity:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at October 31, 2025 and October 31, 2024	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 6,503,722 shares at October 31, 2025 and 6,415,794 shares at October 31, 2024	65	64
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 812,410 shares at October 31, 2025 and 757,023 shares at October 31, 2024	8	8
Paid in capital - common stock	757,391	749,752
Retained earnings	127,326	74,136
Treasury stock - at cost – 1,348,087 shares of Class A common stock at October 31, 2025 and 1,090,179 shares at October 31, 2024; 27,669 shares of Class B common stock at October 31, 2025 and October 31, 2024	(189,154)	(158,910)
Total equity	830,935	800,349
Total liabilities and equity	$2,633,913	$2,605,574

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	October 31,	October 31,	October 31,
(In thousands, except per share data)	2025	2024	2023
Revenues:
Homebuilding:
Sale of homes	$2,852,908	$2,875,488	$2,630,457
Land sales and other revenues	30,698	55,366	65,471
Total homebuilding	2,883,606	2,930,854	2,695,928
Financial services	94,975	74,064	60,088
Total revenues	2,978,581	3,004,918	2,756,016

Expenses:
Homebuilding:
Cost of sales, excluding interest	2,371,363	2,263,384	2,052,800
Cost of sales interest	90,975	89,807	80,820
Inventory impairments and land option write-offs	39,571	11,556	1,536
Total cost of sales	2,501,909	2,364,747	2,135,156
Selling, general and administrative	212,362	202,486	201,578
Total homebuilding expenses	2,714,271	2,567,233	2,336,734

Financial services	56,001	49,940	40,723
Corporate general and administrative	137,476	139,740	103,196
Other interest	35,441	30,752	54,082
Other (income) expenses, net (1)	(37,371)	(46,203)	(17,148)
Total expenses	2,905,818	2,741,462	2,517,587
(Loss) gain on extinguishment of debt, net	(33,113)	1,371	(25,638)
Income from unconsolidated joint ventures	46,437	52,262	43,160
Income before income taxes	86,087	317,089	255,951
State and federal income tax provision:
State	12,521	10,851	3,239
Federal	9,701	64,230	46,821
Total income taxes	22,222	75,081	50,060
Net income	$63,865	$242,008	$205,891
Less: preferred stock dividends	10,675	10,675	10,675
Net income available to common stockholders	$53,190	$231,333	$195,216

Per share data:
Basic:
Net income per common share	$7.95	$34.40	$28.76
Weighted-average number of common shares outstanding	6,449	6,479	6,230
Assuming dilution:
Net income per common share	$7.43	$31.79	$26.88
Weighted-average number of common shares outstanding	6,892	7,007	6,666

(1) Includes gain on consolidation of a joint venture of $18.9 million, $45.7 million and $19.1 million for the years ended October 31, 2025, 2024 and 2023, respectively (see Note 20).

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	A Common Stock		B Common Stock		Preferred Stock
(In thousands, except share data)	Shares		Shares		Shares			Retained Earnings
	Issued and		Issued and		Issued and		Paid-In	(Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit)	Stock	Interest	Total
Balance, October 31, 2022	5,376,985	$62	705,705	$7	5,600	$135,299	$727,663	$(352,413)	$(127,582)	$15	$383,051
Stock options, amortization and issuances	3,563						92				92
Preferred dividend declared ($476.56 per share)								(10,675)			(10,675)
Restricted stock amortization, issuances and forfeitures	83,660		43,575	1			8,191				8,192
Conversion of Class B to Class A common stock	199		(199)								-
Changes in noncontrolling interest in consolidated joint ventures										38	38
Share repurchases	(118,478)								(4,800)		(4,800)
Net income								205,891			205,891
Balance, October 31, 2023	5,345,929	$62	749,081	$8	5,600	$135,299	$735,946	$(157,197)	$(132,382)	$53	$581,789
Stock options, amortization and issuances	5,502						550				550
Preferred dividend declared ($476.56 per share)								(10,675)			(10,675)
Restricted stock amortization, issuances and forfeitures	90,007	1	53,250	1			13,256				13,258
Conversion of Class B to Class A common stock	72,977	1	(72,977)	(1)							-
Changes in noncontrolling interest in consolidated joint ventures										(53)	(53)
Share repurchases	(188,800)								(26,528)		(26,528)
Net income								242,008			242,008
Balance, October 31, 2024	5,325,615	$64	729,354	$8	5,600	$135,299	$749,752	$74,136	$(158,910)	$-	$800,349
Stock options, amortization and issuances	1,655						25				25
Preferred dividend declared ($476.56 per share)								(10,675)			(10,675)
Restricted stock amortization, issuances and forfeitures	86,264	1	55,396				7,614				7,615
Conversion of Class B to Class A common stock	9		(9)								-
Share repurchases	(257,908)								(30,244)		(30,244)
Net income								63,865			63,865
Balance, October 31, 2025	5,155,635	$65	784,741	$8	5,600	$135,299	$757,391	$127,326	$(189,154)	$-	$830,935

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 31,	October 31,	October 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$63,865	$242,008	$205,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,863	7,730	8,798
Stock-based compensation	16,671	25,269	14,227
(Accretion) amortization of debt discounts, premiums and debt issuance costs	(1,377)	(1,041)	1,645
Gain on sale of property and assets	(535)	(1,143)	(1,106)
Gain on consolidation of joint ventures	(18,856)	(45,653)	(19,102)
Gain on inventory contributed to joint venture	(22,682)	-	-
Income from unconsolidated joint ventures	(46,437)	(52,262)	(43,160)
Distributions of earnings from unconsolidated joint ventures	4,408	3,919	18,650
Loss (gain) on extinguishment of debt	33,113	(1,371)	25,638
Noncontrolling interest in consolidated joint ventures	-	-	38
Inventory impairments and land option write-offs	39,571	11,556	1,536
Decrease (increase) in assets:
Inventories	91,643	(183,522)	278,672
Receivables, deposits and notes	5,513	(11,901)	11,296
Origination of mortgage loans	(1,761,425)	(1,567,961)	(1,216,923)
Sale of mortgage loans	1,798,719	1,549,272	1,197,988
Deferred tax assets	11,447	61,769	41,960
(Decrease) increase in liabilities:
Accounts payable, accrued interest and other liabilities	(36,401)	(349)	(59,554)
Customers’ deposits	2,436	(16,298)	(29,913)
State income tax payable	(5,257)	3,618	(1,306)
Net cash provided by operating activities	188,279	23,640	435,275
Cash flows from investing activities:
Proceeds from sale of property and assets	1,806	1,419	1,961
Purchase of property, equipment, and other fixed assets	(22,097)	(17,859)	(18,821)
Investment in and advances to unconsolidated joint ventures, net of reimbursements	(50,216)	(34,436)	(77,822)
Distributions of capital from unconsolidated joint ventures	4,500	4,404	16,447
Net cash used in investing activities	(66,007)	(46,472)	(78,235)
Cash flows from financing activities:
Proceeds from mortgages and notes	164,762	301,017	324,849
Payments related to mortgages and notes	(230,101)	(340,093)	(382,933)
Proceeds from model sale leaseback financing programs	51,579	27,136	12,412
Payments related to model sale leaseback financing programs	(21,379)	(22,564)	(21,875)
Proceeds from land bank financing programs	186,643	98,735	53,115
Payments related to land bank financing programs	(110,713)	(86,624)	(123,109)
Net proceeds (payments) related to mortgage warehouse lines of credit	(37,054)	20,643	16,432
Proceeds from issuance of unsecured and senior secured notes	900,000	-	640,925
Payments related to senior and senior secured notes, senior secured term loans and senior unsecured term loans	(906,920)	(145,000)	(752,182)
Preferred dividends paid	(10,675)	(10,675)	(10,675)
Treasury stock purchases	(30,244)	(26,528)	(4,800)
Debt issuance costs from note issuances, land banking financing programs and model sale leaseback financing programs	(26,284)	(3,973)	(13,870)
Net cash used in financing activities	(70,386)	(187,926)	(261,711)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	51,886	(210,758)	95,329
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	266,761	477,519	382,190
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$318,647	$266,761	$477,519

Supplemental disclosures of cash flows:
Cash paid during the period for:
Interest, net of capitalized interest (see Note 3 to the Consolidated Financial Statements)	$45,415	$47,803	$62,576
Income taxes	$16,033	$9,694	$9,407

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$272,772	$209,976	$434,119
Homebuilding: Restricted cash and cash equivalents	12,608	7,875	8,431
Financial Services: Cash and cash equivalents, included in financial services assets	5,548	6,589	4,519
Financial Services: Restricted cash and cash equivalents, included in financial services assets	27,719	42,321	30,450
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$318,647	$266,761	$477,519

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

In the fourth quarter of fiscal 2025, we consolidated the remaining assets of one of our unconsolidated joint ventures and two active selling communities from another unconsolidated joint venture, resulting in a $67.2 million reduction in our investment in the joint ventures, and increases of $82.4 million to inventory, $4.7 million to other assets, $15.0 million to accounts payable, $2.3 million to customer deposits and $2.6 million to nonrecourse mortgages and notes, net of debt issuance costs.

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

2. Business

HEI conducts all of its homebuilding and financial services operations through its subsidiaries (references herein to the “Company,” “we,” “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries). Our operations consist of homebuilding, financial services and corporate. Our homebuilding operations are made up of three reportable segments defined as Northeast, Southeast and West. Homebuilding operations comprise the substantial part of our business, representing approximately 97% of consolidated revenues for the year ended October 31, 2025, and approximately 98% for both of the years ended 2024 and 2023. HEI is a Delaware corporation, which through its subsidiaries, was building and selling homes in Arizona, California, Delaware, Florida, Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina, Texas, Virginia and West Virginia, across 140 consolidated active selling communities at October 31, 2025. Our homebuilding subsidiaries offer a wide variety of homes that are designed to appeal to first-time buyers, move-up buyers, luxury buyers, active lifestyle buyers and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. Our financial services subsidiaries do not typically retain or service the mortgages that they originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality, and safety.

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

Income Recognition from Mortgage Loans - Our financial services segment originates mortgages, primarily for our homebuilding customers. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These short-term instruments do not require any payments to be made to third parties in connection with the execution of the commitments.

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

Cash and Cash Equivalents - Cash equivalents include certificates of deposit, U.S. Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At October 31, 2025 and 2024, $11.9 million and $13.6 million, respectively, of the total cash and cash equivalents was in cash equivalents and restricted cash equivalents.

Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash and cash equivalents, restricted cash and cash equivalents, receivables, deposits and notes, accounts payable and other liabilities, customers’ deposits, mortgage loans held for sale, nonrecourse mortgages, mortgage warehouse lines of credit, credit facilities, accrued interest and senior notes. The fair value of the credit facilities and senior notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities or when not available, are estimated based on third-party broker quotes or management’s estimate of the fair value based on available trades for similar debt instruments. The fair value of all of our other financial instruments approximates their carrying amounts.

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

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement and the ability to repurchase model homes with below market options, for accounting purposes in accordance with ASC 606, these sale and leaseback transactions are considered a financing rather than a sale. Our Consolidated Balance Sheets, at October 31, 2025 and 2024, included inventory of $74.3 million and $46.1 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $75.6 million (net of debt issuance costs) and $46.2 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to a land banker and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes, in accordance with ASC 606, these transactions are considered a financing rather than a sale. Our Consolidated Balance Sheets at October 31, 2025 and 2024 included inventory of $258.6 million and $164.9 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $169.1 million (net of debt issuance costs) and $94.1 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

These estimates are dependent upon specific market conditions for each community. While we consider available information to determine what we believe to be our best estimates as of the end of each quarter, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact our estimates for a community include:

●	the intensity of competition within a market, including available home sales prices and home sales incentives offered by our competitors;
●	the current sales absorption pace for both our communities and competitor communities;
●	community-specific attributes, such as location, availability of lots in the market, desirability and uniqueness of our community, and the size and style of homes currently being offered;
●	potential for alternative product offerings to respond to local market conditions;
●	changes by management in the sales strategy of the community;
●	current local market, economic and demographic conditions and related trends and forecasts; and
●	existing home inventory supplies, including foreclosures and short sales.

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

Inventories held for sale consists of parcels ready for sale in their current condition, where we have decided not to build homes but are instead actively marketing the parcels to potential buyers. As of  October 31, 2025, there was no land held for sale, compared to $5.1 million of land held for sale at October 31, 2024. Land held for sale is reported at the lower of its carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Warranty Costs and Construction Defect Reserves - We accrue warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. This accrual is expensed in “Selling, general and administrative” homebuilding expenses. For homes delivered in fiscal 2025 and 2024, our deductible under our general liability insurance was $30.0 million annually, aggregated for construction defect and warranty claims. As of November 1, 2023, we no longer have an aggregate deductible for bodily injury claims. For bodily injury claims, our deductible per occurrence in fiscal 2025 and 2024 was $0.25 million and $0.5 million for action over claims, respectively, both with a $30.0 million limit. We do not have a deductible on our workers' compensation insurance. Reserves for estimated losses for construction defects, warranty and bodily injury claims have been established using the assistance of a third-party actuary. The third-party actuary uses our historical warranty and construction defect data to assist management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and construction defect programs. The estimates consider provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liabilities, actual future costs could differ significantly from our currently estimated amounts. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs as part of cost of sales at the time each home is closed and control is transferred to the buyer.

Interest - Interest attributable to properties under development during the land development and home construction period is capitalized and then expensed to cost of sales as the related inventories are sold. Interest that does not qualify for capitalization is expensed as incurred in “Other interest.”

Interest costs incurred, expensed and capitalized were as follows:

	Year Ended
	October 31,	October 31,	October 31,
(In thousands)	2025	2024	2023
Interest capitalized at beginning of year	$57,671	$52,060	$59,600
Plus interest incurred(1)	116,986	128,777	136,535
Less cost of sales interest expensed	(90,975)	(89,807)	(80,820)
Less other interest expensed(2)	(35,441)	(30,752)	(54,082)
Less interest contributed to unconsolidated joint ventures(3)	(6,091)	(5,468)	(9,456)
Plus interest acquired from unconsolidated joint ventures(4)	1,113	2,861	283
Interest capitalized at end of year(5)	$43,263	$57,671	$52,060
(1)	Does not include interest incurred by our mortgage and finance subsidiaries.
(2)	Other interest expensed includes interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) did not exceed our debt, which amounted to $17.7 million for the year ended October 31, 2023. During the years ended October 31, 2025 and 2024, our inventory under development exceeded our debt, therefore, all of the related interest incurred qualified for interest capitalization. Other interest also includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed as incurred. This component of other interest was $35.4 million, $30.8 million and $36.4 million for the years ended October 31, 2025, 2024 and 2023, respectively.

(3)

Represents capitalized interest which was included as part of the assets contributed to joint ventures, as discussed in Note 20. There was no impact to the Consolidated Statement of Operations as a result of these capitalized interest transactions.

(4)	Represents capitalized interest which was included as part of the assets acquired from joint ventures, as discussed in Note 20. There was no impact to the Consolidated Statement of Operations as a result of these capitalized interest transactions.
(5)	Capitalized interest amounts are shown gross before the allocation of impairments, if any, to capitalized interest.

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

In accordance with ASC 810, “Consolidation,” we evaluate option contracts for land to determine whether they are with variable interest entities (“VIEs”) and, if so, whether we are the primary beneficiary. A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. VIEs are consolidated when we have a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If land and lot options are determined to be with VIEs and we are the primary beneficiary or the options have terms that require us to record it as a financing, then we record the land and lots under option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned.” We perform on-going re-assessments of VIEs based on subsequent events, such as the modification of contracts or other changes in facts and circumstances, which could cause our consolidation conclusions to change.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated entities in which the Company has significant influence over the operating and financial decisions of the entity, but holds less than a controlling financial interest, are accounted for by the equity method. In all periods presented, our investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method because we are not the primary beneficiary or de-facto agent, and we have a significant, but less than controlling, interest in the entities. Under the equity method, we recognize our proportionate share of income and loss earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in joint ventures vary but our voting equity interests held are generally 20% to 50%.

Specific criteria is used when determining if we are the primary beneficiary of, or have a controlling interest in, an unconsolidated entity. Factors considered in determining whether we have significant influence, or we have control include risk and reward sharing, experience and financial condition of the other partner, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. The evaluation of whether an entity is a variable interest entity or a voting interest entity and then whether we are the primary beneficiary or have control or significant influence can require significant judgment. We believe that the equity method of accounting is appropriate for our investments in unconsolidated entities where we are not the primary beneficiary and we do not have a controlling interest but rather share control with our partners. In most cases, the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

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

Debt Issuance Costs - Costs associated with our credit facilities and senior notes are capitalized and amortized over the respective term of the debt. The capitalized costs are recorded as a contra liability within our debt balances, except for the credit facility costs, which are recorded as a prepaid expense.

Debt Issued at a Discount/Premium - Debt issued at a discount or premium to the face amount is amortized utilizing the effective interest method over the respective term and recorded as a component of “Other interest” in the Consolidated Statements of Operations.

Advertising Costs - Advertising costs are expensed as incurred, primarily to “Selling, general and administrative” homebuilding expense in the Consolidated Statements of Operations. During the years ended October 31, 2025, 2024 and 2023, advertising expenses totaled $22.8 million, $17.2 million and $15.4 million, respectively.

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

Prepaid Expenses - Prepaid expenses that relate to specific communities (i.e., model setup, architectural fees, homeowner warranty program fees, interest rate buydowns, etc.) are charged to cost of sales as the applicable inventories are sold. All other prepaid expenses are amortized over a specific time period or as used and charged to overhead expense.

Allowance for Credit Losses – We regularly review our receivable balances, which are included in “Receivables, deposits and notes, net” on the Consolidated Balance Sheets, for collectability. These include receivables from our insurance carriers, receivables from municipalities related to the development of utilities or other infrastructure, and other miscellaneous receivables. Allowances are maintained for potential credit losses based on historical experience, present economic conditions and other factors considered relevant. The allowance for credit losses were $12.9 million and $13.0 million at October 31, 2025 and 2024, respectively.

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

Recent Accounting Pronouncements - In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. We adopted ASU 2023-07 for the year ended October 31, 2025, and applied it retrospectively to all prior periods presented in our Consolidated Financial Statements (see Note 10).

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (ASU 2025-06”). ASU 2025-06 modernizes the accounting for the costs of internal-use software by removing all references to software development project stages so that the guidance is neutral to different software development methods. This guidance is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted and the amendments in this update may be applied on a retrospective, modified transition, or prospective basis. We are currently evaluating the potential impact that the adoption of this guidance will have on our Consolidated Financial Statements.

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

Our lease population at October 31, 2025 is comprised of operating leases where we are the lessee, primarily for our corporate office and division offices. As allowed by ASC 842, we made an accounting policy election to not record leases with an initial term of 12 months or less on our Consolidated Balance Sheets

Lease costs are included in our Consolidated Statements of Operations, primarily in “Selling, general and administrative” homebuilding expenses and payments on our lease liabilities are presented in the table below.

	Year Ended October 31,
(In thousands)	2025	2024	2023
Operating lease costs	$11,528	$11,485	$11,059
Cash payments on lease liabilities	$10,738	$9,344	$9,293

ROU assets are classified within “Prepaid expenses and other assets” on our Consolidated Balance Sheets, while lease liabilities are classified within “Accounts payable and other liabilities.” We recorded a net increase to both ROU assets and lease liabilities of $11.1 million as a result of new leases and lease renewals that commenced during the year ended October 31, 2025. We also modified a lease in our Northeast segment to shorten the term during the year ended October 31, 2025, which resulted in a decrease to ROU assets and lease liabilities of $7.7 million. The following table contains additional information about our leases:

(In thousands)	2025	2024
ROU assets	$23,671	$28,765
Lease liabilities	$27,090	$30,868
Weighted-average remaining lease term (in years)	3.5	4.6
Weighted-average discount rate	8.1%	10.3%

Maturities of our operating lease liabilities as of October 31, 2025 are as follows:

Fiscal Year Ending October 31,	(In thousands)
2026	$10,958
2027	8,728
2028	5,453
2029	3,575
2030	1,964
Thereafter	559
Total operating lease payments (1)	31,237
Less: imputed interest	(4,147)
Present value of operating lease liabilities	$27,090

(1) Lease payments include options to extend lease terms that are reasonably certain of being executed and exclude $11.5 million of legally binding minimum lease payments for office leases signed but not yet commenced as of October 31, 2025. The related ROU assets and lease liabilities are not reflected on the Consolidated Balance Sheets.

5. Property and Equipment

Property and equipment balances as of October 31, 2025 and 2024 were as follows:

	October 31,
(In thousands)	2025	2024

Land and land improvements	$292	$1,292
Buildings	2,282	5,124
Building improvements	20,301	16,911
Furniture	4,313	2,969
Equipment	10,249	10,903
Capitalized software	74,129	62,902
Property and equipment	111,566	100,101
Less: accumulated depreciation	(61,027)	(56,670)
Property and equipment, net	$50,539	$43,431

6. Restricted Cash and Customers’ Deposits

Homebuilding “Restricted cash and cash equivalents” on the Consolidated Balance Sheets totaled $12.6 million and $7.9 million as of October 31, 2025 and 2024, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities (see Note 9).

Financial services restricted cash and cash equivalents, which are included in “Financial services” assets on the Consolidated Balance Sheets, totaled $27.7 million and $42.3 million as of October 31, 2025 and 2024, respectively. Included in these balances were (1) financial services customers’ deposits of $25.4 million and $39.2 million as of October 31, 2025 and 2024, respectively, which are subject to restrictions on our use, and (2) restricted cash under the terms of our mortgage warehouse lines of credit of $2.3 million and $3.1 million as of October 31, 2025 and 2024, respectively.

Homebuilding “Customers’ deposits” are shown as a liability on the Consolidated Balance Sheets. These liabilities are significantly more than the applicable periods’ restricted cash balances because in some states the deposits are not restricted from use and, in other states, we are able to release the majority of these customer deposits to cash by pledging letters of credit and surety bonds.

7. Mortgage Loans Held for Sale

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans, primarily from the sale of our homes. Such mortgage loans and related servicing rights are generally sold in the secondary mortgage market within a short period of time from origination. Mortgage loans held for sale are collateralized by the underlying property. Loans held for sale are recorded at fair value with changes in the value recognized in the Consolidated Statements of Operations in “Financial services” revenue.

At October 31, 2025 and 2024, $107.6 million and $145.7 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 8). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or the resale value of the home. The reserves for these estimated losses are included in “Financial services” liabilities on the Consolidated Balance Sheets. At October 31, 2025 and 2024, we had specific reserves for 9 and 10 identified mortgage loans, respectively, as well as reserves for an estimate of future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves in fiscal 2025 and 2024 was as follows:

	Year Ended
	October 31,
(In thousands)	2025	2024

Loan origination reserves, beginning of period	$2,520	$2,013
Provisions for estimated losses during the period	469	1,134
Payments/settlements	(201)	(627)
Adjustments to pre-existing provisions for losses from changes in estimates	(772)	-
Loan origination reserves, end of period	$2,016	$2,520

8. Mortgages

Nonrecourse

We have nonrecourse mortgage loans for certain communities totaling $29.5 million and $90.7 million, net of debt issuance costs, at October 31, 2025 and 2024, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $113.9 million and $249.7 million, respectively. The weighted-average interest rate on these obligations was 7.4% and 8.7% at October 31, 2025 and 2024, respectively, and the mortgage loan payments on each community primarily correspond to home deliveries.

Mortgage Loans

K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in “Financial services” liabilities on the Consolidated Balance Sheets.

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on April 1, 2026. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted Secured Overnight Financing Rate (“SOFR”), plus an applicable margin of 2.00% to 2.25%. As of October 31, 2025, there were no borrowings outstanding under the Chase Master Repurchase Agreement. As of October 31, 2024, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $7.3 million.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which is a short-term borrowing facility that provides up to $100.0 million through its maturity on March 4, 2026. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current Bloomberg Short Term Bank Yield Index (“BSBY”) rate or SOFR, plus an applicable margin ranging from 2.125% to 4.5% based on the type of loan and the number of days outstanding on the warehouse line. As of October 31, 2025 and 2024, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $17.8 million and $78.6 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Hinsdale Bank & Trust Company, N.A. (“Hinsdale Master Repurchase Agreement”), which is a short-term borrowing facility that provides up to $50.0 million through its maturity on July 13, 2026. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the One-Month Term SOFR, plus an applicable margin of 1.75% subject to a floor of 2.75%. As of October 31, 2025 and 2024, the aggregate principal amount of all borrowings outstanding under the Hinsdale Master Repurchase Agreement was $35.9 million and $45.5 million, respectively.

                  On June 6, 2025, K. Hovnanian Mortgage entered into a secured Master Repurchase Agreement with PlainsCapital Bank (“PlainsCapital Master Repurchase Agreement”). The short-term borrowing facility provides up to $75.0 million through its maturity on May 31, 2026. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the Daily SOFR, plus an applicable margin of 2.125% to 9.0% based upon the number of days outstanding with the warehouse line, subject to a floor of 5.5%. As of October 31, 2025, the aggregate principal amount of all borrowings outstanding under the PlainsCapital Master Repurchase Agreement was $40.6 million.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Hinsdale Master Repurchase Agreement and PlainsCapital Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis, the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2025, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

9. Senior Notes and Credit Facilities

Senior secured notes, senior notes and credit facilities balances as of October 31, 2025 and October 31, 2024, were as follows:

	October 31,	October 31,
(In thousands)	2025	2024
Senior Secured Notes:
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028 (1)	$-	$225,000
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029 (1)	-	430,000
Total Senior Secured Notes	$-	$655,000
Senior Notes:
13.5% Senior Notes due February 1, 2026 (2)	$-	$26,588
8.0% Senior Notes due April 1, 2031 (1)	450,000	-
8.375% Senior Notes due October 1, 2033 (1)	450,000	-
5.0% Senior Notes due February 1, 2040	24,968	24,968
Total Senior Notes	$924,968	$51,556
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028 (1)	$-	$175,000
Senior Secured Revolving Credit Facility (3)	$-	$-
Subtotal senior notes and credit facilities	$924,968	$881,556
Net premiums (discounts)	$(11,051)	$17,340
Unamortized debt issuance costs	$(13,199)	$(2,678)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$900,718	$896,218

(1) On September 25, 2025, K. Hovnanian completed a private placement of $450.0 million aggregate principal amount of 8.0% Senior Notes due April 1, 2031 and $450.0 million aggregate principal amount of 8.375% Senior Notes due October 1, 2033. K. Hovnanian used the net proceeds from the notes issuance, together with cash on hand, to fund (i) the redemption of all of its $430.0 million aggregate principal amount of 11.75% Senior Secured 1.25 Lien Notes due September 30, 2029 and all of its $225.0 million aggregate principal amount of 8.0% Senior Secured 1.125 Lien Notes due September 30, 2028, and (ii) the payoff in full of its $175.0 million Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028.

(2) On April 30, 2025, K. Hovnanian redeemed the remaining $26.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 for a redemption price of $27.5 million, which included accrued and unpaid interest.

(3) At October 31, 2025, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans under the revolving credit facility have a maturity of June 30, 2028 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term SOFR (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 3.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

As of October 31, 2025, future maturities of our borrowings were as follows (in thousands):

Fiscal Year Ending October 31, (1)
2026	$-
2027	-
2028	-
2029	-
2030	-
Thereafter	924,968
Total	$924,968

(1) Does not include our $125.0 million Senior Secured Revolving Credit Facility under which there were no borrowings outstanding as of October 31, 2025.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the credit agreement governing our secured revolving credit facility (the “Secured Credit Facility”), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Secured Credit Facility and senior notes outstanding at October 31, 2025 (collectively, the “Notes Guarantors”).

The credit agreement governing the Secured Credit Facility and the indentures governing the senior notes (together, the “Debt Instruments”) outstanding at October 31, 2025 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur (including through exchanges or certain other types of transactions) indebtedness, pay dividends, including on our preferred stock, and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans under the Secured Credit Facility (the “Secured Revolving Loans”) made under the Credit Agreement, dated as of October 31, 2019, as amended, by and among K. Hovnanian, the Company, the other guarantors party thereto, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto (the “Secured Credit Agreement”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the Secured Revolving Loans, material inaccuracy of representations and warranties, a change of control, the failure of the documents granting security for the obligations under the Secured Credit Agreement to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the Secured Credit Agreement to be valid and perfected. As of October 31, 2025, we believe we were in compliance with the covenants of the Debt Instruments.

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions, our strategic priorities and covenant restrictions, may do so from time to time. We will also continue to analyze and evaluate our capital structure and explore transactions to strengthen our balance sheet, including those that reduce leverage, interest rates and/or extend maturities, and will seek to do so with the right opportunity. We may also continue to make debt or equity purchases and/or exchanges from time to time through tender offers, exchange offers, redemptions, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

Fiscal 2025

On April 30, 2025, K. Hovnanian redeemed the remaining $26.6 million aggregate principal amount of its 13.5% Senior Notes due 2026 (the “13.5% 2026 Notes”) for a redemption price of $27.5 million, which included accrued and unpaid interest. This redemption resulted in a gain on extinguishment of debt of $0.4 million for the fiscal year ended October 31, 2025, including the write-off of unamortized premiums, debt issuance costs and fees. The gain from the redemption is included in the Consolidated Statement of Operations as "(Loss) gain on extinguishment of debt, net".

On September 25, 2025, K. Hovnanian issued $450.0 million aggregate principal amount of 8.0% Senior Notes due 2031 (the “2031 Notes”) and $450.0 million aggregate principal amount of 8.375% Senior Notes due 2033 (the “2033 Notes” and, together with the 2031 Notes, the “Notes”). The Notes are guaranteed by the Notes Guarantors.

K. Hovnanian used the net proceeds from the Notes issuance, together with cash on hand, to (i) fund the redemption on September 25, 2025 of the entire outstanding principal amount of its 11.75% Senior Secured 1.25 Lien Notes due 2029 at a redemption price equal to 100.0% of the principal amount thereof plus the applicable “make-whole” premium, plus accrued and unpaid interest to, but excluding, the redemption date, (ii) deposit with Wilmington Trust, National Association, as trustee under the indenture governing its 8.0% Senior Secured 1.125 Lien Notes due 2028, funds to satisfy and discharge the 1.125 Lien Notes Indenture and the related security documents and to fund the redemption of the entire outstanding principal amount of its 1.125 Lien Notes at a redemption price equal to 104.0% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date of September 30, 2025 and (iii) repay in full all outstanding loans (the “Secured Term Loans”) under its Senior Secured 1.75 Lien Term Loan Facility due 2028 (the “Secured Term Loan Facility”) at par plus accrued and unpaid interest to, but excluding, the prepayment date.

These transactions resulted in a loss on extinguishment of debt of $33.5 million for the fiscal year ended October 31, 2025, including the write-off of unamortized premiums, debt issuance costs and fees. The loss from the redemption is included in the Consolidated Statement of Operations as “(Loss) gain on extinguishment of debt, net.”

In addition, on September 10, 2025, K. Hovanian and the Notes Guarantors entered into the Fourth Amendment to the Secured Credit Agreement which became effective on September 25, 2025.

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

On May 21, 2024, K. Hovnanian and the Notes Guarantors entered into certain exchange agreements, pursuant to which K. Hovnanian, the Notes Guarantors and affiliates of certain investment managers named therein (collectively in respect of the Exchange Agreements, the “Investors”) completed certain private exchanges (collectively, the “Exchanges”) of (i) $64.0 million aggregate principal amount of 13.5% 2026 Notes and $21.5 million in cash for $42.5 million aggregate principal amount of additional Secured Term Loans, (ii) $65.2 million aggregate principal amount of 5.0% 2040 Notes (as defined below) for $31.4 million aggregate principal amount of additional Secured Term Loans and (iii) $39.6 million aggregate principal amount of loans under the Senior Unsecured Term Loan Credit Facility due 2027 (the “Unsecured Term Loans”) and $10.0 million in cash for $19.6 million aggregate principal amount of additional Secured Term Loans. Following the consummation of the Exchanges, there are $26.6 million aggregate principal amount of 13.5% 2026 Notes outstanding, $25.0 million aggregate principal amount of 5.0% 2040 Notes outstanding and no Unsecured Term Loans outstanding, in total equaling $51.6 million aggregate principal amount of indebtedness under these instruments outstanding (such amount, the “Remaining Unsecured Notes Amount”). As a result of the Exchanges, all outstanding obligations in respect of principal, interest and fees under the Unsecured Term Loan Facility and all commitments thereunder were terminated.

In connection with the Exchanges, K. Hovnanian, the Notes Guarantors and the Investors entered into the First Amendment to the Secured Term Loan Facility (the “First Amendment” and the Secured Term Loan Facility as amended, the “Amended Secured Term Loan Facility”), providing for, among other things, (i) the issuance of the $93.5 million aggregate principal amount of additional Secured Term Loans described above and (ii) certain other modifications and amendments, primarily related to indebtedness permitted to be incurred by K. Hovnanian and the Notes Guarantors thereunder, including providing that the interest rate on all the then outstanding Secured Term Loans shall be increased in certain circumstances when certain priority secured debt is issued. The Secured Term Loans bore interest at a rate equal to 10.0% per annum (subject to the interest rate increase) and had a maturity date of January 31, 2028, with interest payable in arrears on the last business day of each fiscal quarter. Following consummation of the Exchanges, the total outstanding principal amount of Secured Term Loans under the Secured Term Loan Facility was $175.0 million.

Secured Obligations

The Secured Credit Agreement provides for up to $125.0 million in aggregate amount of Secured Revolving Loans to be used for general corporate purposes, upon the terms and subject to the conditions set forth therein. Secured Revolving Loans are to be borrowed by K. Hovnanian and guaranteed by the Notes Guarantors. The revolving loans under the Secured Credit Agreement have a maturity of June 30, 2028 and borrowings bear interest, at K. Hovnanian’s option, at either (i) SOFR (subject to a floor of 3.00%) plus an applicable margin of 4.5% or (ii) an alternate base rate (subject to a floor of 3.00%) plus an applicable margin of 3.5%. In addition, K. Hovnanian pays an unused commitment fee on the undrawn revolving commitments at a rate of 1.0% per annum.

As of October 31, 2025, the collateral securing the Secured Credit Agreement included (1) $283.9 million of cash and cash equivalents, which included $6.3 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $639.8 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $160.9 million.

Unsecured Obligations

The 2031 Notes bear interest at 8.0% per annum and mature on April 1, 2031. The 2033 Notes bear interest at 8.375% per annum and mature on October 1, 2033. Interest on each series of Notes will be payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2026, to holders of record of the applicable series of Notes at the close of business on March 15 or September 15, as the case may be, immediately preceding each such interest payment date. The 2031 Notes are redeemable, in whole or in part, at K. Hovnanian’s option at any time prior to April 1, 2028 at 100.0% of their principal amount plus an applicable “make-whole” amount. K. Hovnanian may also redeem some or all of the 2031 Notes at 104.0% of their principal amount commencing on April 1, 2028, at 102.0% of their principal amount commencing on April 1, 2029 and at 100.0% of their principal amount commencing April 1, 2030. In addition, K. Hovnanian may also redeem up to 40.0% of the aggregate principal amount of 2031 Notes prior to April 1, 2028 with the net cash proceeds from certain equity offerings at 108.0% of their principal amount. The 2033 Notes are redeemable, in whole or in part, at K. Hovnanian’s option at any time prior to October 1, 2028 at 100.0% of their principal amount plus an applicable “make-whole” amount. K. Hovnanian may also redeem some or all of the 2033 Notes at 104.188% of their principal amount commencing on October 1, 2028, at 102.094% of their principal amount commencing on October 1, 2029 and at 100.0% of their principal amount commencing on October 1, 2030. In addition, K. Hovnanian may also redeem up to 40.0% of the aggregate principal amount of 2033 Notes prior to October 1, 2028 with the net cash proceeds from certain equity offerings at 108.375% of their principal amount.

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

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $6.2 million and $2.6 million letters of credit outstanding at October 31, 2025 and October 31, 2024, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which is reflected in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

10. Operating and Reporting Segments

HEI’s operating segments are components of the Company’s business for which discrete financial information is available and reviewed regularly by the chief operating decision maker, our Chief Executive Officer, to evaluate performance, make resource allocations and guide strategic decisions. The Chief Executive Officer uses income (loss) before income taxes as the key operating metric used to measure segment profit or loss. Actual income (loss) before income taxes is reviewed monthly against budgeted amounts from the semi-annual financial plans.

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

Financial information relating to our reportable segments are as follows:

	Year Ended October 31, 2025
(In thousands)	Northeast	Southeast	West	Financial Services	Total
Homebuilding revenues	$1,146,746	$349,448	$1,356,714	$-	$2,852,908
Financial services revenues	-	-	-	94,975	94,975
All other revenues (1)	4,895	532	20,359	-	25,786
Total	1,151,641	349,980	1,377,073	94,975	2,973,669
Cost of sales (2)	945,566	308,978	1,243,226	-	2,497,770
Selling, general and administrative	63,117	33,970	97,685	-	194,772
Financial services expenses	-	-	-	56,001	56,001
Other segment items (3)	(22,572)	(8,427)	21,047	-	(9,952)
Total segment profit	$165,530	$15,459	$15,115	$38,974	$235,078
Corporate and unallocated (4)					148,991
Income before income taxes					$86,087

	Year Ended October 31, 2024
(In thousands)	Northeast	Southeast	West	Financial Services	Total
Homebuilding revenues	$1,007,595	$447,804	$1,420,088	$-	$2,875,487
Financial services revenues	-	-	-	74,064	74,064
All other revenues (1)	28,453	1,098	17,806	-	47,357
Total	1,036,048	448,902	1,437,894	74,064	2,996,908
Cost of sales (2)	799,549	351,152	1,214,675	-	2,365,376
Selling, general and administrative	62,665	34,607	85,317	-	182,589
Financial services expenses	-	-	-	49,940	49,940
Other segment items (3)	(17,219)	(14,532)	11,189	-	(20,562)
Total segment profit	$191,053	$77,675	$126,713	$24,124	$419,565
Corporate and unallocated (4)					102,476
Income before income taxes					$317,089

	Year Ended October 31, 2023
(In thousands)	Northeast	Southeast	West	Financial Services	Total
Homebuilding revenues	$933,156	$419,656	$1,277,645	$-	$2,630,457
Financial services revenues	-	-	-	60,088	60,088
All other revenues (1)	35,697	639	18,347	-	54,683
Total	968,853	420,295	1,295,992	60,088	2,745,228
Cost of sales (2)	740,829	323,228	1,071,256	-	2,135,313
Selling, general and administrative	63,793	29,562	84,367	-	177,722
Financial services expenses	-	-	-	40,724	40,724
Other segment items (3)	(16,033)	(10,893)	21,087	-	(5,839)
Total Segment Profit	$180,264	$78,398	$119,282	$19,364	$397,308
Corporate and unallocated (4)					141,357
Income before income taxes					$255,951

(1)	Consists primarily of land sales revenue, interest income, and income from forfeited customer deposits due to contract cancellations.
(2)	Consists primarily of homebuilding and land sale costs, amortization of capitalized interest, inventory impairments and land option write-offs.
(3)	Consists primarily of other interest expensed, and income (loss) from unconsolidated joint ventures.
(4)	Consists primarily of corporate costs and shared services functions that are not allocated to the homebuilding or financial services reportable segments.

	October 31,
(In thousands)	2025	2024
Assets:
Northeast	$672,021	$664,064
Southeast	358,383	296,058
West	829,683	889,704
Financial services	151,211	203,589
Total	$2,011,298	$2,053,415

	October 31,
(In thousands)	2025	2024
Investments in and advances to unconsolidated joint ventures:
Northeast	$97,024	$79,659
Southeast	29,765	55,344
West	34,065	6,348
Total	$160,854	$141,351

11. Income Taxes

Income taxes (receivable) payable, including deferred benefits, consists of the following:

	October 31,
(In thousands)	2025	2024
State income taxes:
Current	$222	$5,479
Deferred	(74,825)	(76,571)
Federal income taxes:
Current	-	-
Deferred	(154,792)	(164,493)
Total	$(229,395)	$(235,585)

The (benefit) provision for income taxes is composed of the following:

	Year Ended October 31,
(In thousands)	2025	2024	2023
Current income tax expense:
Federal (1)	$-	$-	$-
State (2)	10,775	13,312	8,101
Total current income tax expense:	10,775	13,312	8,101
Federal	9,701	64,230	46,821
State	1,746	(2,461)	(4,862)
Total deferred income tax expense:	11,447	61,769	41,959
Total	$22,222	$75,081	$50,060

(1)

The current federal income tax expense is net of the use of federal net operating losses totaling $38.5 million (tax effected $8.1 million), $290.1 million (tax effected $60.9 million) and $221.2 million (tax effected $46.4 million) for the years ended October 31, 2025, 2024 and 2023, respectively.

(2)

The current state income tax expense is net of the use of state net operating losses totaling $14.1 million (tax effected $1.0 million), $110.0 million (tax effected $8.6 million) and $113.3 million (tax effected $8.3 million) for the years ended October 31, 2025, 2024 and 2023, respectively.

The total income tax expense for the years ended October 31, 2025, 2024 and 2023 was $22.2 million, $75.1 million and $50.1 million, respectively. These amounts were primarily attributable to federal and state taxes on income before taxes and non-deductible executive compensation, along with less state net operating losses (“NOL”) available to utilize. These increases were partially offset by energy efficient home tax credits. In fiscal 2025, income tax expense was further reduced by the benefit of deductible losses from our debt extinguishment. Income tax expense for fiscal years 2024 and 2023 includes the favorable impact of releasing state valuation allowances. The federal tax expense for all periods presented was not paid in cash as it was offset by the use of our existing NOL carryforwards.

As of October 31, 2025, we have remaining federal NOL carryforwards of $360.1 million that expire between 2031 and 2038, and $15.7 million have an indefinite carryforward period. Our total remaining state NOL carryforwards are $1.8 billion which expire between 2027 and 2045, and $62.3 million that have an indefinite carryforward period. Our total remaining tax credit carryforwards of $32.4 million expire between 2027 through 2045.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted and signed into U.S. law. The OBBBA modifies or extends provisions enacted by the 2017 Tax Cuts and Jobs Act and introduces new provisions including the repeal of our ability to claim energy efficient home credits for homes that close after June 30, 2026. While the OBBBA does not have a material impact on our Consolidated Financial Statements, we will continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and various state agencies.

The Company recognizes deferred income taxes for deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in estimate of our deferred tax assets (“DTAs”) that may be realized in the future. At October 31, 2025, the Company has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize its DTAs, net of any state valuation allowances.

Deferred tax assets and liabilities have been recognized on the Consolidated Balance Sheets as follows:

	October 31,
(In thousands)	2025	2024
Deferred tax assets:
Impairments	$14,517	$22,742
Capitalized expenses	3,777	4,420
Warranty reserves	4,170	4,319
Incentive compensation	13,407	13,777
Provision for losses	18,581	15,236
Federal net operating losses	78,907	87,041
State net operating losses	121,354	123,673
Tax credit carryforwards	32,434	27,482
Other	7,389	10,699
Total deferred tax assets	294,536	309,389
Deferred tax liabilities:
Inventory valuation differences	(9,242)	(8,610)
Joint ventures	(1,111)	(4,017)
Other	(1,602)	-
Total deferred tax liabilities	(11,955)	(12,627)
Valuation allowance	(52,964)	(55,698)
Deferred tax assets, net	$229,617	$241,064

Our effective tax rate varied from the statutory federal income tax rate. The effective tax rate is affected by a number of factors. The sources of these factors were as follows:

	Year Ended October 31,
	2025	2024	2023
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	11.5	6.6	6.1
Non-deductible compensation	6.3	2.3	1.4
Tax-deductible losses from debt extinguishment	(10.2)	-	-
Sale of assets to an unconsolidated joint venture	1.3	-	-
Permanent differences, net	1.7	(0.1)	(0.4)
Deferred tax asset valuation allowance	(0.3)	(4.1)	(6.3)
Tax credits	(5.6)	(2.0)	(2.2)
Other	0.1	-	-
Effective tax rate	25.8%	23.7%	19.6%

At October 31, 2025, and 2024, we do not have any unrecognized tax benefits or open tax positions. Our policy is to accrue interest and penalties on unrecognized tax benefits and include them in the provision for income taxes.

The consolidated federal tax returns have been audited through October 31, 2024 and these years are closed. We are also subject to various income tax examinations in the states in which we do business. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal, and in some cases, litigation process. As each audit is concluded, adjustments, if any, are recorded in the period determined. To provide for potential exposures, tax reserves are recorded, if applicable, based on reasonable estimates of potential audit results. However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2021 to 2024.

12. Reduction of Inventory to Fair Value

We had 440, 469 and 380 communities under development and held for future development or sale at October 31, 2025, 2024 and 2023, respectively, which we evaluated for impairment indicators (i.e., those with a projected operating loss). We identified impairment indicators in 12 of our communities with an aggregate carrying value of $75.4 million during the year ended October 31, 2025. The impairment analyses resulted in impairment charges of $21.4 million. We identified impairment indicators in four of our communities with an aggregate carrying value of $41.1 million during the year ended October 31, 2024. The impairment analyses resulted in impairment charges of $10.0 million. We performed an undiscounted future cash flow analysis for one community during the year ended October 31, 2023, for which we had recorded an impairment in the prior year. As a result of such analysis, we did not identify any additional impairment for the community. Our aggregate impairment charges are included within “Inventory impairments and land option write-offs” in the Consolidated Statement of Operations and deducted from inventory.

The following table represents impairments by segment for fiscal 2025 and 2024:

(Dollars in millions)	Year Ended October 31, 2025
		Dollar	Pre-
	Number of	Amount of	Impairment
	Communities	Impairment	Value (1)
Northeast	6	$12.4	$39.8
Southeast	1	1.1	4.0
West	5	7.9	31.6
Total	12	$21.4	$75.4

(Dollars in millions)	Year Ended October 31, 2024
		Dollar	Pre-
	Number of	Amount of	Impairment
	Communities	Impairment	Value (1)
Northeast	2	$4.8	$16.0
Southeast	-	-	-
West	2	5.2	25.0
Total	4	$10.0	$41.0

(1)	Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

Write-offs of options, engineering and capitalized interest costs are also recorded in “Inventory impairments and land option write-offs” when we redesign communities, abandon certain engineering costs or do not exercise options in various locations because the pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. The total aggregate write-offs related to these items were $18.2 million, $1.6 million and $1.5 million for the years ended October 31, 2025, 2024 and 2023, respectively. Occasionally, these write-offs are offset by recovered deposits, sometimes through legal action, which had been written off in a prior period as walk-away costs. Historically, these recoveries have not been significant in comparison to the total costs written off.

The following table represents write-offs of such costs by segment for fiscal 2025, 2024 and 2023:

	Year Ended October 31,
(In millions)	2025	2024	2023
Northeast	$4.3	$0.4	$0.5
Southeast	4.6	0.9	0.5
West	9.3	0.3	0.5
Total	$18.2	$1.6	$1.5

13. Per Share Calculations

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Year Ended October 31,
(In thousands, except per share data)	2025	2024	2023

Numerator:
Net income	$63,865	$242,008	$205,891
Less: preferred stock dividends	(10,675)	(10,675)	(10,675)
Less: undistributed earnings allocated to participating securities	(1,944)	(8,454)	(16,027)
Numerator for basic earnings per share	$51,246	$222,879	$179,189
Plus: undistributed earnings allocated to participating securities	1,944	8,454	16,027
Less: undistributed earnings reallocated to participating securities	(1,949)	(8,605)	(16,058)
Numerator for diluted earnings per share	$51,241	$222,728	$179,158
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	6,449	6,479	6,230
Effect of dilutive securities:
Stock-based payments	443	528	436
Denominator for diluted earnings per share – weighted-average shares outstanding	6,892	7,007	6,666
Basic earnings per share	$7.95	$34.40	$28.76
Diluted earnings per share	$7.43	$31.79	$26.88

   There were no anti-dilutive shares in fiscal 2025 and 2024. Anti-dilutive shares were immaterial in fiscal 2023.

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

On September 1, 2022, the Board authorized a repurchase program for up to $50.0 million of our Class A common stock. On December 18, 2024, the Board authorized an incremental increase to our repurchase program and on April 11, 2025, the Board authorized another incremental increase to our repurchase program, such that, inclusive of any amounts remaining under the existing repurchase authorization, as of April 11, 2025, we were authorized to repurchase up to $30.6 million of our Class A common stock. As of October 31, 2025, $26.4 million of our Class A common stock is available for repurchase under the share repurchase program. Under the program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on the Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable, in whole or in part, at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” During each of fiscal 2025, 2024 and 2023 we paid dividends of $10.7 million on the Series A preferred stock.

Retirement Plan

We have established a tax-qualified, defined contribution savings and investment retirement plan (“401(k) plan”). All associates are eligible to participate in the retirement plan, and employer contributions are based on a percentage of associate contributions and our operating results. 401(k) plan expenses were $10.0 million, $8.8 million and $8.2 million for the years ended October 31, 2025, 2024 and 2023, respectively.

Treasury Stock

During the year ended October 31, 2025, we repurchased 257,908 shares of Class A common stock under our stock repurchase program, with a market value of $30.1 million, or $116.70 per share. During the year ended October 31, 2024, we repurchased 188,800 shares of Class A common stock under our stock repurchase program, with a market value of $26.5 million, or $140.31 per share. During the year ended October 31, 2023, we repurchased 118,478 shares of Class A common stock under our stock repurchase program, with a market value of $4.8 million, or $40.51 per share. The repurchased shares were added to Treasury stock" on the “Consolidated Balance Sheets”.

15. Stock-Based Compensation Plans

We have stock incentive plans for certain officers, key employees and directors that are approved by a committee appointed by the Board or its delegate. As of October 31, 2025, we had 0.3 million shares authorized and remaining for future issuance under our stock incentive plans. Based on the terms of our stock incentive plans, awards that are forfeited are available to us for future grants.

Stock Options

There have been no stock option grants during fiscal years 2025, 2024 or 2023. The exercise price of all stock options is at least equal to the fair market value of an underlying share of our Class A common stock on the date of the grant. The fair value of each stock option is estimated using the Black-Scholes option-pricing model. Stock options granted to officers and associates generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. Non-employee directors’ stock options vest in three equal installments on the first, second and third anniversaries of the date of the grant. All stock options expire on the tenth anniversary from the grant date.

The following table summarizes stock option activity as of October 31, 2025:

	October 31,	Weighted-Average	Weighted- Average Remaining Contractual	Aggregate
	2025	Exercise Price	Life (Years)	Intrinsic Value
Stock options outstanding at beginning of period	131,014	$31.19
Granted	-	$-
Exercised	(2,225)	$36.97
Forfeited	-	$-
Expired	-	$-
Stock options outstanding at end of period	128,789	$31.09	2.6	$11,479,853
Stock options exercisable at end of period	128,789	$31.09	2.6	$11,479,583

The total intrinsic value of stock options exercised during fiscal 2025, 2024 and 2023 was $0.2 million, $1.4 million and $0.2 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price.

Based on the fair value at the time of grant, the per share weighted-average fair value of stock options that vested in fiscal 2024 and 2023 was $9.50 and $6.29, respectively. All outstanding stock options were vested as of October 31, 2024.

RSUs and Performance Units

RSUs are measured based upon the fair value of a share of our Class A common stock on the date of grant. Shares underlying RSUs granted to officers and associates generally vest in four equal installments on the first, second, third, and fourth anniversaries of the grant date. During fiscal year 2025, each of our six existing non-employee directors were granted RSUs subject to a two-year post-vesting holding period. Generally, participants aged 60 years or older, or aged 58 with 15 years of service, are eligible to vest in their awards on an accelerated basis upon their retirement.

Grants of performance share units (“PSUs”) and the stock portion of long-term incentive plans (“LTIPs”) (each discussed below) are also awarded as compensation.

The following table summarizes nonvested time-based RSU share activity as of October 31, 2025:

	October 31,	Weighted-Average Grant Date
	2025	Fair Value
Nonvested time-based at beginning of period	111,769	$96.73
Granted	59,439	$92.69
Vested (1)	(56,436)	$77.39
Forfeited	(5,347)	$86.95
Nonvested time-based at end of period	109,425	$104.99

The following table summarizes nonvested performance-based LTIP and PSU share activity as of October 31, 2025:

	October 31,	Weighted-Average Grant Date
	2025	Fair Value
Nonvested performance-based at beginning of period	353,201	$57.98
Granted	174,136	$77.82
Vested (1)	(288,561)	$38.12
Forfeited	(2,613)	$133.30
Nonvested performance-based at end of period	236,163	$96.04

(1) Includes 9,043 time-based vested share awards and 288,560 performance-based vested share awards which were deferred and not yet issued as of October 31, 2025.

LTIP awards include share adjustments for the difference between target performance metrics at the time of grant and the final performance outcome. Share adjustments are reflected in the “Granted” line above at the time the performance is finalized. Each of the 2025, 2024 and 2023 LTIP awards are subject to cliff vesting at the end of the performance period.

The fair value of LTIP and PSUs (discussed below) is determined using the Finnerty model, which uses an arithmetic average strike, put option. The strike price is based on the predetermined period average value of the underlying asset. The following assumptions were used for the 2025 LTIP grants: historical volatility factor of 60.51% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 4.14% equal to the continuously compounded two-year yield and a dividend yield of zero. The following assumptions were used for the 2024 LTIP grants: historical volatility factor of 66.65% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 4.32% equal to the continuously compounded two-year yield and a dividend yield of zero. The following assumptions were used for the 2023 LTIP grants: historical volatility factor of 75.29% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 4.19% equal to the continuously compounded two-year yield and a dividend yield of zero.

PSUs granted in fiscal 2020 vest in four equal installments commencing on the second, third, fourth and fifth anniversary of the grant date, except that no portion of the award will vest unless the Board determines that the Company achieved specified earnings goals. PSUs granted subsequent to fiscal 2020 are subject to cliff vesting on the third year after the grant date. The following assumptions were used for the 2025 PSU grants: historical volatility factor of 63.51% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 3.92% equal to the continuously compounded two-year yield and a dividend yield of zero. The following assumptions were used for the 2024 PSU grants: historical volatility factor of 64.61% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 4.62% equal to the continuously compounded two-year yield and a dividend yield of zero. The following assumptions were used for the 2023 PSU grants: historical volatility factor of 66.66% based on the expected market price of our Class A common stock for the two-year period ending on the valuation date, concluded stock price assumption of 4.54% equal to the continuously compounded two-year yield and a dividend yield of zero.

The total grant date fair value of RSU and performance unit awards granted during fiscal 2025, 2024 and 2023 was $12.5 million, $14.8 million and $10.4 million, respectively. The total fair value of these awards vested during fiscal 2025, 2024 and 2023 was $15.4 million, $21.2 million and $25.2 million, respectively.

During the year-ended October 31, 2025 we issued 48,171 RSUs, 45,553 PSUs and 47,936 LTIP shares. As of October 31, 2025, there was $11.7 million of unrecognized stock-based compensation, which is comprised of unrecognized expenses for RSUs, PSUs, and the stock portion of LTIPs. The cost is expected to be recognized over a weighted-average period of 2.5 years.

Stock-Based Compensation Expense

For the years ended October 31, 2025, 2024 and 2023, stock-based compensation expense for RSUs, PSUs, and the stock portion of LTIPs was $16.7 million ($12.3 million post tax), $25.3 million ($19.3 million post tax) and $14.2 million ($11.4 million post tax), respectively. Stock option compensation expense was not material for any period presented.

16. Warranty Costs

General liability insurance for homebuilding companies and their suppliers and subcontractors is exceedingly difficult to obtain. The availability of general liability insurance is limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. To date, we have been able to obtain general liability insurance but at higher premium costs with higher deductibles. Our subcontractors and suppliers have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have an owner-controlled insurance program for certain of our subcontractors whereby the subcontractors pay us an insurance premium (through a reduction of amounts we would otherwise owe such subcontractors for their work on our homes) based on the risk type of the trade. We absorb the liability associated with their work on our homes as part of our overall general liability insurance at no additional cost to us because our existing general liability and construction defect insurance policy and related reserves for amounts under our deductible covers construction defects regardless of whether we or our subcontractors are responsible for the defect. For the years ended October 31, 2025 and 2024, we received $5.2 million and $4.7 million, respectively, from subcontractors related to the owner controlled-insurance program, which we accounted for as reductions to inventory.

The following table represents additions and charges to the warranty reserve and general liability reserve for fiscal 2025 and 2024:

	Year Ended October 31,
(In thousands)	2025	2024

Balance, beginning of period	$89,391	$98,919
Additions: Selling, general and administrative	10,458	8,891
Additions: Cost of sales	9,073	10,608
Charges incurred during the period (1)	(9,295)	(32,004)
Changes to pre-existing reserves (2) (3)	4,197	2,977
Balance, end of period	$103,824	$89,391

(1) The majority of the charges incurred during fiscal 2024 represented a payment for construction defects related to the settlement of a litigation matter.
(2) During fiscal 2025, we recorded a decrease of $3.4 million to our construction defect reserves as a result of our claims history, which is reflected in the changes to pre-existing reserves.
(3) Includes reserve balances acquired from unconsolidated joint ventures, as discussed in Note 20.

17. Transactions with Related Parties

During fiscal years 2025, 2024 and 2023, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman of the Board and Chief Executive Officer, and Alexander Hovnanian, our President, provided services to the Company totaling $0.7 million, $1.3 million and $1.3 million, respectively. Neither the Company, nor Ara K. Hovnanian nor Alexander Hovnanian has a financial interest in the relative’s company from whom the services were provided.

18. Commitments and Contingent Liabilities

We are involved in litigation, claims and other proceedings arising in the ordinary course of business. The significant majority of our litigation matters are related to construction defect claims. Our estimated losses from construction defect litigation matters, if any, are included in our construction defect reserves. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of financial position, results of operations or cash flows.

In December 2020, the New Jersey Department of Environmental Protection (“NJDEP”) and the Administrator of the New Jersey Spill Compensation Fund (the “Spill Fund”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Union County against Hovnanian Enterprises, Inc., in addition to other unrelated parties, in connection with contamination at Hickory Manor, a residential condominium development. Alleged predecessors of certain defendants had used the Hickory Manor property for decades for manufacturing purposes. In 1998 (when one of our affiliates purchased the property and assumed control of its remediation), NJDEP confirmed that groundwater at this site was impacted from an off-site source. The site was later remediated, resulting in the NJDEP issuing an unconditional site-wide No Further Action determination letter (“NFA”) and Covenant Not to Sue in 1999. Subsequently, one of our affiliates was involved in redeveloping the property as a residential community. The complaint asserts claims under the New Jersey Spill Act and other state law claims and alleges that remediation was not properly completed, inaccurate reports were provided to NJDEP when the NFA was issued, and the NJDEP and the Spill Fund have incurred over $5.3 million since 2009 to investigate vapor intrusion at the development and to install vapor mitigation systems. Among other things, the complaint seeks recovery of the costs incurred, an order that defendants perform additional required remediation and disgorgement of profits on our affiliate’s sales of the units in the development. Discovery has commenced. Hovnanian Enterprises, Inc. intends to defend these claims vigorously.

19. Variable Interest Entities

ASC 810 requires the assessment of whether an entity is a VIE and, if so, if we are the primary beneficiary at the inception of the entity or at a reconsideration event. We are required to consolidate a VIE if we determine that we have a controlling financial interest in the VIE. Controlling financial interests will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Our variable interest in VIEs are in the form of joint ventures and land and lot option purchase contracts.

We examine specific criteria and use our judgment when determining if we are the primary beneficiary of a VIE and have a controlling financial interest. The significant factors we consider in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other partner(s) and contracts to purchase property from VIEs.

We also enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the option deposits are not refundable at the Company’s discretion. Under the requirements of ASC 810, certain option purchase contracts may result in the creation of a VIE that owns the land parcel under option.

As a result of our analyses, we have concluded we are not the primary beneficiary and do not have a controlling financial interest of any of the land or lots under option purchase contracts at either October 31, 2025 or 2024.

At October 31, 2025 and 2024, the Company had total cash deposits amounting to $333.2 million and $264.8 million, respectively, to purchase land and lots with a total purchase price of $2.8 billion and $3.0 billion, respectively. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property, although some deposits are refundable at our request or refundable if certain conditions are not met.

Our investments in homebuilding and land development joint ventures consist of equity interests that, in total, provide us with partner investment returns and management fees. All major decision making in our joint ventures is shared among all partner(s). In particular, business plans and budgets are generally required to be unanimously approved by all partner(s). Usually, management and other fees earned by us are nominal and believed to be at market and there is no significant economic disproportionality between us and our partner(s). As a result of our analyses, we have concluded we are not the primary beneficiary and do not have a controlling financial interest of any of our homebuilding and land development joint ventures at either October 31, 2025 or 2024.

20. Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile, leveraging our capital base and enhancing returns on capital.

During the second quarter of fiscal 2024, we contributed 11 communities we owned, including three active selling communities, to a new unconsolidated joint venture for $53.8 million of net cash.

During the third quarter of fiscal 2024, we assumed control of one of our unconsolidated joint ventures after the partner received their final cash distribution. We consolidated the remaining assets and liabilities that were in the unconsolidated joint venture at fair value on the date of distribution. Upon consolidation, we recorded a gain of $45.7 million in “Other (income) expense, net."

During the first quarter of fiscal 2025, we contributed four active selling communities we owned to one new unconsolidated joint venture for $20.8 million of net cash and a $50.0 million note receivable, resulting in a gain of $22.7 million, which was recorded in “Other (income) expense, net.”

During the second half of fiscal 2025, we contributed five communities in planning to a new unconsolidated joint venture for $17.9 million of net cash.

During the fourth quarter of fiscal 2025, we assumed control of one of our unconsolidated joint ventures after the partner received their final cash distribution. We consolidated the remaining assets and liabilities that were in the unconsolidated joint venture at fair value on the date of distribution. We also received a distribution of two active selling communities from an unconsolidated joint venture and recorded these distributions at fair value. The total gain recorded from the two transactions was $18.9 million, which was recorded to “Other (income) expense, net."

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method:

	October 31, 2025
		Land
(In thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$104,066	$-	$104,066
Inventories	487,965	-	487,965
Other assets	128,385	-	128,385
Total assets	$720,416	$-	$720,416
Liabilities and equity:
Accounts payable and accrued liabilities	$305,153	$-	$305,153
Notes payable	121,948	-	121,948
Total liabilities	427,101	-	427,101
Equity of:
Hovnanian Enterprises, Inc.	160,903	-	160,903
Others	132,412	-	132,412
Total equity	293,315	-	293,315
Total liabilities and equity	$720,416	$-	$720,416
Debt to capitalization ratio	29%	0%	29%

	October 31, 2024
		Land
(In thousands)	Homebuilding	Development	Total
Assets:
Cash and cash equivalents	$130,532	$-	$130,532
Inventories	402,628	-	402,628
Other assets	311,955	-	311,955
Total assets	$845,115	$-	$845,115
Liabilities and equity:
Accounts payable and accrued liabilities	$469,320	$-	$469,320
Notes payable	88,653	-	88,653
Total liabilities	557,973	-	557,973
Equity of:
Hovnanian Enterprises, Inc.	140,540	-	140,540
Others	146,602	-	146,602
Total equity	287,142	-	287,142
Total liabilities and equity	$845,115	$-	$845,115
Debt to capitalization ratio	24%	0%	24%

As of October 31, 2025 and 2024, we had outstanding advances to unconsolidated joint ventures of $2.6 million and $2.4 million, respectively. These amounts were included in “Accounts payable and accrued liabilities” in the tables above. In some cases, our net investment in unconsolidated joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. During the periods presented, we did not recognize any write-downs related to our investments in unconsolidated joint ventures.

	For The Year Ended October 31, 2025
		Land
(In thousands)	Homebuilding	Development	Total
Revenues	$629,889	$-	$629,889
Cost of sales and expenses	(575,888)	-	(575,888)
Joint venture net income	$54,001	$-	$54,001
Our share of net income	$46,437	$-	$46,437

	For The Year Ended October 31, 2024
		Land
(In thousands)	Homebuilding	Development	Total
Revenues	$552,727	$-	$552,727
Cost of sales and expenses	(484,967)	445	(484,522)
Joint venture net income	$67,760	$445	$68,205
Our share of net income	$52,142	$121	$52,263

	For The Year Ended October 31, 2023
		Land
(In thousands)	Homebuilding	Development	Total
Revenues	$783,298	$-	$783,298
Cost of sales and expenses	(654,217)	-	(654,217)
Joint venture net income	$129,081	$-	$129,081
Our share of net income	$43,160	$-	$43,160

The reason “Our share of net income” is higher or lower than the “Joint venture net income” in the tables above is a result of our varying ownership percentages in each investment. For the years ended October 31, 2025 and 2024, we had investments in six unconsolidated joint ventures for both periods and our ownership in these joint ventures ranged from 20% to over 50% for both periods. Therefore, depending on mix, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a higher overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage; conversely, if the unconsolidated joint ventures in which we have lower sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a lower overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage. For the year ended October 31, 2025, “Our share of net income” was less than the “Joint venture net income” due to two unconsolidated joint ventures with increased income during the period for which we currently recognize a lower profit sharing percentage based on the joint venture agreements, partially offset by one unconsolidated joint venture with increased losses during the period for which the book value of our investment is zero and therefore we did not recognize our share of the losses. For the year ended October 31, 2024, “Our share of net income” was less than the “Joint venture net income” due to five unconsolidated joint ventures with increased income during the period for which we currently recognize a lower profit-sharing percentage based on the joint venture agreements, partially offset by one unconsolidated joint venture with increased income during the period for which we recognized a higher profit-sharing percentage based on the joint venture agreements.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint venture’s revenue. These management fees, which totaled $25.3 million, $19.5 million and $16.3 million for the years ended October 31, 2025, 2024 and 2023, are recorded in “Selling, general and administrative” homebuilding expenses in the Consolidated Statements of Operations.

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

Level 2: Fair value determined using significant other observable inputs.

Level 3: Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	October 31,	October 31,
(In thousands)	Hierarchy	2025	2024

Mortgage loans held for sale (1)	Level 2	$111,631	$148,925

(1) The aggregate unpaid principal balance was $112.1 million and $149.4 million at October 31, 2025 and 2024, respectively.

Fair value of mortgage loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage loans with similar characteristics.

The financial services segment had a pipeline of loan applications in process of $404.4 million at October 31, 2025. Loans in process for which interest rates were committed to the borrowers totaled $50.2 million as of October 31, 2025. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

In addition, the financial services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At October 31, 2025, we had no open mandatory investor commitments to sell MBS.

Changes in fair value that are included in income are shown by financial instrument and financial statement line item, below:

Year Ended October 31, 2025
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$(686)	$-	$-

Year Ended October 31, 2024
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$(497)	$-	$-

Year Ended October 31, 2023
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	for Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$(177)	$-	$-

Assets measured at fair value on a nonrecurring basis are those assets for which we have recorded valuation adjustments and write-offs during the years ended October 31, 2025 and 2024, respectively. The assets measured at fair value on a nonrecurring basis are all within our homebuilding operations and are summarized below:

Year Ended
October 31, 2025
(In thousands)	Fair	Pre-
	Value	Impairment
	Hierarchy	Amount	Total Losses	Fair Value

Land and land options held for future development or sale	Level 3	$75,411	$(21,413)	$53,998

Year Ended
October 31, 2024
(In thousands)	Fair	Pre-
	Value	Impairment
	Hierarchy	Amount	Total Losses	Fair Value

Land and land options held for future development or sale	Level 3	$41,061	$(9,992)	$31,069

We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the year ended October 31, 2025, our discount rates used to determine the fair value ranged from 16.5% to 20.0%. We recorded inventory impairments, which are included in the Consolidated Statements of Operations as “Inventory impairments and land option write-offs” and deducted from inventory of $21.4 million and $10.0 million for the years ended October 31, 2025 and 2024, respectively. We did not have any assets measured at fair value on a nonrecurring basis during the year ended October 31, 2023 (see Note 12).

The fair value of our cash equivalents, restricted cash and cash equivalents and customers’ deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of our notes and credit facilities are listed below. Level 2 measurements are estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. Level 3 measurements are estimated based on third-party broker quotes or management’s estimate of the fair value based on available trades for similar debt instruments. As shown in the table below, our 8.0% Senior Notes due 2031, 8.375% Senior Notes due 2033 and 5.0% Senior Notes due 2040 were a Level 2 measurement at October 31, 2025 due to recent trades for the same notes.

Fair Value as of October 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Senior Notes:
8.0% Senior Notes due April 1, 2031	-	459,972	-	459,972
8.375% Senior Notes due October 1, 2033	-	461,192	-	461,192
5.0% Senior Notes due February 1, 2040	-	16,492	-	16,492
Total fair value	$-	$937,656	$-	$937,656

Fair Value as of October 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Notes:
8.0% Senior Secured 1.125 Lien Notes due September 30, 2028	-	231,068	-	231,068
11.75% Senior Secured 1.25 Lien Notes due September 30, 2029	-	474,561	-	474,561
Senior Notes:
13.5% Senior Notes due February 1, 2026	-	-	27,020	27,020
5.0% Senior Notes due February 1, 2040	-	11,485	-	11,485
Senior Credit Facilities:
Senior Secured 1.75 Lien Term Loan Credit Facility due January 31, 2028	-	-	190,041	190,041
Total fair value	$-	$717,114	$217,061	$934,175

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder as of October 31, 2025 and 2024.

22. Subsequent Events

During the first quarter of fiscal 2026, we assumed control of one of our unconsolidated joint ventures after the partner received their final cash distribution. We will consolidate the remaining assets and liabilities from eight active selling communities that were in the unconsolidated joint venture at fair value on the date of distribution.

