Form 10-Q
period 2026-01-31
HOVNANIAN ENTERPRISES INC
filed 2026-03-02
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,153,480 shares of Class A Common Stock and 784,714 shares of Class B Common Stock were outstanding as of February 25, 2026.

1

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	January 31,	October 31,
	2026	2025

ASSETS
Homebuilding:
Cash and cash equivalents	$339,910	$272,772
Restricted cash and cash equivalents	9,661	12,608
Inventories:
Sold and unsold homes and lots under development	1,154,723	1,132,798
Land and land options held for future development or sale	169,029	171,793
Consolidated inventory not owned	324,218	332,879
Total inventories	1,647,970	1,637,470
Investments in and advances to unconsolidated joint ventures	146,631	163,469
Receivables, deposits and notes, net	40,192	26,454
Property and equipment, net	56,611	50,539
Goodwill	31,705	-
Prepaid expenses and other assets	115,256	89,773
Total homebuilding	2,387,936	2,253,085

Financial services	123,957	151,211

Deferred tax assets, net	222,783	229,617
Total assets	$2,734,676	$2,633,913

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$28,548	$29,494
Accounts payable and other liabilities	420,443	438,698
Customers’ deposits	176,847	46,376
Liabilities from inventory not owned, net of debt issuance costs	235,945	244,723
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	901,307	900,718
Accrued interest	30,116	11,874
Total homebuilding	1,793,206	1,671,883

Financial services	102,627	130,873

Income taxes payable	1,209	222
Total liabilities	1,897,042	1,802,978

Equity:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at January 31, 2026 and October 31, 2025	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 6,586,810 shares at January 31, 2026 and 6,503,722 shares at October 31, 2025	66	65
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 812,387 shares at January 31, 2026 and 812,410 shares at October 31, 2025	8	8
Paid in capital - common stock	753,004	757,391
Retained earnings	145,516	127,326
Treasury stock - at cost – 1,433,485 shares of Class A common stock at January 31, 2026 and 1,348,087 shares at October 31, 2025; 27,669 shares of Class B common stock at January 31, 2026 and October 31, 2025	(198,154)	(189,154)
Total Hovnanian Enterprises Inc. stockholders’ equity	835,739	830,935
Noncontrolling interest	1,895	-
Total equity	837,634	830,935
Total liabilities and equity	$2,734,676	$2,633,913

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,
	2026	2025
Revenues:
Homebuilding:
Sale of homes	$575,759	$646,914
Land sales and other revenues	37,185	9,767
Total homebuilding	612,944	656,681
Financial services	19,008	16,942
Total revenues	631,952	673,623

Expenses:
Homebuilding:
Cost of sales, excluding interest	509,631	533,290
Cost of sales interest	16,591	19,356
Inventory impairments and land option write-offs	2,359	1,040
Total cost of sales	528,581	553,686
Selling, general and administrative	50,281	54,253
Total homebuilding expenses	578,862	607,939

Financial services	13,235	13,437
Corporate general and administrative	33,718	32,692
Other interest	12,158	9,517
Other (income) expense, net (1)	(31,283)	(20,620)
Total expenses	606,690	642,965
Income from unconsolidated joint ventures	3,440	9,205
Income before income taxes	28,702	39,863
State and federal income tax provision:
State	1,205	2,049
Federal	6,638	9,623
Total income taxes	7,843	11,672
Net income	20,859	28,191
Less: preferred stock dividends	2,669	2,669
Net income available to common stockholders	$18,190	$25,522

Per share data:
Basic:
Net income per common share	$2.80	$3.88
Weighted-average number of common shares outstanding	6,490	6,517
Assuming dilution:
Net income per common share	$2.62	$3.58
Weighted-average number of common shares outstanding	6,950	7,071

See notes to condensed consolidated financial statements (unaudited).

(1) Includes $26.8 million gain on consolidation of joint ventures for the three months ended January 31, 2026, and $22.7 million gain on contribution of assets to a joint venture for the three months ended January 31, 2025 (see note 18).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

THREE MONTH PERIOD ENDED JANUARY 31, 2026

(In thousands, except share data)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares
	Issued and		Issued and		Issued and		Paid-In	Retained	Treasury	Noncontrolling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Stock	Interest	Total
Balance, October 31, 2025	5,155,635	$65	784,741	$8	5,600	$135,299	$757,391	$127,326	$(189,154)	$-	$830,935
Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)
Restricted stock amortization, issuances and forfeitures	83,065	1					(4,387)				(4,386)
Conversion of Class B to Class A common stock	23		(23)								-
Changes in noncontrolling interest										1,895	1,895
Share repurchases	(85,398)								(9,000)		(9,000)
Net income								20,859			20,859
Balance, January 31, 2026	5,153,325	$66	784,718	$8	5,600	$135,299	$753,004	$145,516	$(198,154)	$1,895	$837,634

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

 HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	January 31,
	2026	2025
Cash flows from operating activities:
Net income	$20,859	$28,191
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,271	2,298
Stock-based compensation	1,579	3,649
Amortization of debt discounts, premiums and deferred financing costs	2,374	(772)
Gain on sale of property and assets	(25)	(778)
Gain on consolidation of joint ventures	(26,830)	-
Gain on inventory contributed to joint venture	-	(22,683)
Income from unconsolidated joint ventures	(3,440)	(9,205)
Distributions of earnings from unconsolidated joint ventures	-	1,700
Inventory impairments and land option write-offs	2,359	1,040
Decrease (increase) in assets:
Inventories	180,663	(43)
Receivables, deposits and notes	(12,207)	(41,934)
Origination of mortgage loans	(336,756)	(379,898)
Sale of mortgage loans	357,659	412,670
Deferred tax assets	6,834	10,937
Decrease in liabilities:
Accounts payable, accrued interest and other liabilities	(52,017)	(62,842)
Customers’ deposits	(4,478)	912
State income tax payable	1,041	879
Net cash provided by (used in) operating activities	140,886	(55,879)
Cash flows from investing activities:
Proceeds from sale of property and assets	33	882
Purchase of property, equipment, and other fixed assets	(8,768)	(3,685)
Investment in and advances to unconsolidated joint ventures, net of reimbursements	(51,903)	(26,088)
Distributions of capital from unconsolidated joint ventures	-	3,825
Acquisitions of business, net of cash acquired	31,517	-
Net cash used in investing activities	(29,121)	(25,066)
Cash flows from financing activities:
Proceeds from mortgages and notes	20,413	58,171
Payments related to mortgages and notes	(26,628)	(61,587)
Proceeds from model sale leaseback financing programs	7,440	18,492
Payments related to model sale leaseback financing programs	(4,832)	(2,785)
Proceeds from land bank financing programs	12,831	14,896
Payments related to land bank financing programs	(24,964)	(14,103)
Net payments related to mortgage warehouse lines of credit	(24,832)	(32,789)
Preferred dividends paid	(2,669)	(2,669)
Treasury stock purchases	(9,000)	(18,050)
Deferred financing costs from land banking financing programs and note issuances	(384)	(1,151)
Net cash used in financing activities	(52,625)	(41,575)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	59,140	(122,520)
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	318,647	266,761
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$377,787	$144,241

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$339,910	$94,258
Homebuilding: Restricted cash and cash equivalents	9,661	8,449
Financial Services: Cash and cash equivalents, included in financial services assets	4,071	4,529
Financial Services: Restricted cash and cash equivalents, included in financial services assets	24,145	37,005
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$377,787	$144,241

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands - Unaudited)

(Continued)

Supplemental disclosure of non-cash investing and financing activities:

In the first quarter of fiscal 2026, we consolidated the remaining assets and liabilities of one of our unconsolidated joint ventures, resulting in a decrease in our investment of $72.2 million and an increase of $87.9 million to inventory, $2.7 million to other assets, $14.0 million to accounts payable, $2.6 million to customer deposits, $5.2 million to nonrecourse mortgages and notes, net of debt issuance costs and $0.4 million of liabilities from inventory not owned.

In the first quarter of fiscal 2026, we acquired a controlling financial interest in a previously unconsolidated joint venture in the Kingdom of Saudi Arabia ("KSA"). As part of the transaction, we consolidated the assets and liabilities, resulting in an increase of $88.3 million to inventory, $24.0 million to other assets, $0.5 million to property and equipment, $132.4 million to customer deposits and $28.4 million to accounts payable, along with $1.9 million in noncontrolling interest.

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

The accompanying unaudited Condensed Consolidated Financial Statements include HEI's accounts and those of all of its consolidated subsidiaries after elimination of all intercompany balances and transactions. Noncontrolling interest represents the proportionate equity interest in a consolidated subsidiary that is not 100% owned by the Company directly or indirectly. On January 1, 2026, we acquired a controlling interest in a previously unconsolidated joint venture in the Kingdom of Saudi Arabia ("KSA"), that operates and markets itself under the trade name HOV Global. Beginning in the first quarter of fiscal 2026, the results from KSA are included in our consolidated financial statements.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the Condensed Consolidated Financial Statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year.

2.	Stock Compensation

During the first quarter of fiscal 2026, the Board of Directors (the "Board") approved certain grants under a new Long-Term Incentive Program (the "2026 LTIP") that contain performance-based vesting conditions. The performance period for the 2026 LTIP commenced on November 1, 2025 and will end on October 31, 2028. At the end of the performance period, approximately 50% of the awards, if any, are payable in shares of Company stock, subject to a mandatory two-year post-vesting hold period and approximately 50% of the awards, if any, are paid in cash based on the earned phantom stock units.

For the three months ended January 31, 2026, stock-based compensation expense was $1.6 million ($1.1 million net of tax). For the three months ended January 31, 2025, stock-based compensation expense was $3.6 million ($2.6 million net of tax).

3.	Interest

Interest costs incurred, expensed and capitalized were as follows:

	Three Months Ended
	January 31,
(In thousands)	2026	2025
Interest capitalized at beginning of period	$43,263	$57,671
Plus interest incurred(1)	29,567	29,855
Less cost of sales interest expensed	(16,591)	(19,356)
Less other interest expensed(2)	(12,158)	(9,517)
Less interest contributed to unconsolidated joint ventures(3)	(1,109)	(5,769)
Plus interest acquired from unconsolidated joint ventures(4)	425	-
Interest capitalized at end of period(5)	$43,397	$52,884

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

During the three months ended January 31, 2026 and 2025, respectively, our inventory under development exceeded our debt, therefore, all of the related interest incurred qualified for interest capitalization. Other interest includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed as incurred.

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

We had 431 and 477 communities under development and held for future development or sale at January 31, 2026 and 2025, respectively, which we evaluated for impairment indicators. We did not identify impairment indicators for any community during the three months ended January 31, 2026 and 2025.

Write-offs of options, engineering and capitalized interest costs are recorded in "Inventory impairments and land option write-offs" when we redesign communities, abandon certain engineering costs or do not exercise options in various locations because the pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $2.4 million and $1.0 million for the three months ended January 31, 2026 and 2025, respectively. The number of lots walked away from during the three months ended January 31, 2026 and 2025 were 735 and 2,434, respectively. The walk-aways during the first quarter of fiscal 2026 and 2025 occurred across each of our reportable segments.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement and the ability to repurchase model homes with below market options, for accounting purposes in accordance with ASC 606, these sale and leaseback transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets as of January 31, 2026 and October 31, 2025, included inventory of $77.4 million and $74.3 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $78.6 million (net of debt issuance costs) and $75.6 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to a land banker and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606, these transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets as of January 31, 2026 and October 31, 2025, included inventory of $246.8 million and $258.6 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $157.3 million (net of debt issuance costs) and $169.1 million, respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

5.	Variable Interest Entities

 ASC 810 requires the assessment of whether an entity is a variable interest entity ("VIE") and, if so, if we are the primary beneficiary at the inception of the entity or at a reconsideration event. We are required to consolidate a VIE if we determine that we have a controlling financial interest in the VIE. Controlling financial interests will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Our variable interest in VIEs are in the form of joint ventures and land and lot option purchase contracts.

We examine specific criteria and use our judgement when determining if we are the primary beneficiary of a VIE and have a controlling financial interest. The significant factors we consider in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE's executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other partner(s) and contracts to purchase property from the VIEs.

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

As a result of our analyses, we have concluded we are not the primary beneficiary and do not have a controlling financial interest of any of the land or lots under option purchase contracts at either January 31, 2026 or October 31, 2025.

At January 31, 2026 and October 31, 2025, we had total cash deposits amounting to $332.9 million and $333.2 million, respectively, to purchase land and lots with a total purchase price of $3.3 billion and $2.8 billion, respectively. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property. On rare occasions some deposits are refundable at our request or refundable if certain conditions are not met.

Our investments in homebuilding and land development joint ventures consist of equity interests that, in total, provide us with partner investment returns and management fees. All major decision making in our joint ventures is shared among all partner(s). In particular, business plans and budgets are generally required to be unanimously approved by all partner(s). Usually, management and other fees earned by us are nominal and believed to be at market and there is no significant economic disproportionality between us and our partner(s). As a result of our analyses, we have concluded we are not the primary beneficiary and do not have a controlling financial interest of any of our homebuilding and land development joint ventures at either January 31, 2026 or October 31, 2025.

6.	Warranty Costs

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. For homes to be delivered in fiscal 2026 and previously delivered in 2025, our annual deductible under our general liability insurance is or was $40.0 million and $30.0 million, respectively, aggregated for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2026 is $0.5 million and in fiscal 2025 was $0.25 million, with $0.5 million for action over claims and a $30.0 million limit in both fiscal 2026 and 2025. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs at the time each home is closed and control is transferred to the homebuyer. Additions, charges and changes in the warranty reserve and general liability reserve for the three months ended January 31, 2026 and 2025 were as follows:

	Three Months Ended
	January 31,
(In thousands)	2026	2025
Balance, beginning of period	$103,824	$89,391
Additions – Selling, general and administrative	2,039	2,547
Additions – Cost of sales	1,373	2,102
Charges incurred during the period	(3,426)	(2,876)
Changes to pre-existing reserves (1)	1,672	(374)
Balance, end of period	$105,482	$90,790

(1) Includes reserve balances acquired from unconsolidated joint ventures, as discussed in Note 18.

7.	Commitments and Contingent Liabilities

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

In December 2020, the New Jersey Department of Environmental Protection (“NJDEP”) and the Administrator of the New Jersey Spill Compensation Fund (the “Spill Fund”) filed a lawsuit in the Superior Court of New Jersey, Law Division, Union County against Hovnanian Enterprises, Inc., in addition to other unrelated parties, in connection with contamination at Hickory Manor, a residential condominium development. Alleged predecessors of certain defendants had used the Hickory Manor property for decades for manufacturing purposes. In 1998 (when one of our affiliates purchased the property and began conducting the remediation), NJDEP confirmed that groundwater at this site was impacted from an off-site source. The site was later remediated, resulting in the NJDEP issuing an unconditional site-wide No Further Action (“NFA”) determination letter and Covenant Not to Sue in 1999. Subsequently, one of our affiliates was involved in redeveloping the property as a residential community. The complaint asserts claims under the New Jersey Spill Act and other state law claims and alleges that the NJDEP and the Spill Fund have incurred over $5.3 million since 2009 to investigate vapor intrusion at the development and to install vapor mitigation systems. Among other things, the complaint seeks recovery of the costs incurred, an order that defendants perform additional required remediation and disgorgement of profits on our affiliate’s sales of the homes in the development. Discovery has commenced. Hovnanian Enterprises, Inc. intends to defend these claims vigorously.

8.	Cash Equivalents, Restricted Cash and Customers' Deposits

Cash equivalents include certificates of deposit, U.S. Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major high credit quality financial institutions. As of January 31, 2026 and October 31, 2025, $9.4 million and $11.9 million, respectively, of our total cash and cash equivalents was in cash equivalents and restricted cash equivalents.

Homebuilding "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheets totaled $9.7 million and $12.6 million as of January 31, 2026 and October 31, 2025, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities (see Note 12).

Financial services restricted cash and cash equivalents, which are included in "Financial services" assets on the Condensed Consolidated Balance Sheets, totaled $24.1 million and $27.7 million as of January 31, 2026 and October 31, 2025, respectively. Included in these balances were (1) financial services customers’ deposits of $21.9 million and $25.4 million at January 31, 2026 and October 31, 2025, respectively, which are subject to restrictions on our use, and (2) restricted cash under the terms of our mortgage warehouse lines of credit of $2.2 million and $2.3 million at January 31, 2026 and October 31, 2025, respectively.

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

We rent certain office space for use in our operations. Our lease population at January 31, 2026 is comprised of operating leases where we are the lessee, primarily for our corporate office and division offices.

Lease costs are included in our Condensed Consolidated Statements of Operations, primarily in "Selling, general and administrative" homebuilding expenses, and payments on our lease liabilities are presented in the table below.

	Three Months Ended
	January 31,
(In thousands)	2026	2025
Operating lease costs	$2,873	$2,995
Cash payments on lease liabilities	$2,829	$2,831

Operating right-of-use lease assets ("ROU assets") are included in "Prepaid expenses and other assets" on our Condensed Consolidated Balance Sheets, while lease liabilities are included in "Accounts payable and other liabilities." During the three months ended January 31, 2026, we had an increase to ROU assets of $10.9 million and an increase to lease liabilities of $13.7 million primarily as a result of new leases and lease renewals, adjusted for lease incentives, that commenced during the period. During the three months ended January 31, 2026, we recognized $4.9 million of income included in "Other (income) expense, net" in our Condensed Consolidated Statements of Operations, due to the receipt of an early termination fee to leave office space in the Northeast segment before the lease maturity date. The following table contains additional information about our leases:

(In thousands)	January 31, 2026	October 31, 2025
ROU assets	$34,587	$23,671
Lease liabilities	$40,814	$27,090
Weighted-average remaining lease term (in years)	5.8	3.5
Weighted-average discount rate	8.1%	8.1%

Maturities of our operating lease liabilities as of January 31, 2026 are as follows:

Fiscal Year Ending October 31,	(In thousands)
2026 (excluding the three months ended January 31, 2026)	$8,751
2027	10,881
2028	7,938
2029	6,950
2030	5,265
2031 and thereafter	12,048
Total operating lease payments	51,833
Less: imputed interest	(11,019)
Present value of operating lease liabilities	$40,814

10.	Mortgage Loans Held for Sale

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

As of January 31, 2026 and October 31, 2025, $84.0 million and $107.6 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 11). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or the resale value of the home. The reserves for these estimated losses are included in “Financial services” liabilities on the Condensed Consolidated Balance Sheets. At both January 31, 2026 and October 31, 2025, we had specific reserves for 9 identified mortgage loans as well as reserves for an estimate of future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three months ended January 31, 2026 and 2025 were as follows:

	Three Months Ended
	January 31,
(In thousands)	2026	2025
Loan origination reserves, beginning of period	$2,016	$2,520
Provisions for estimated losses during the period	69	145
Payments/settlements	-	(39)
Loan origination reserves, end of period	$2,085	$2,626

11.	Mortgages

Nonrecourse

We had nonrecourse mortgage loans for certain communities totaling $28.5 million and $29.5 million, net of debt issuance costs, as of January 31, 2026 and October 31, 2025, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $77.2 million and $113.9 million, respectively. The weighted-average interest rate on these obligations was 7.4% as of both January 31, 2026 and October 31, 2025 and the mortgage loan payments primarily correspond to home deliveries.

Mortgage Loans

K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets.

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on April 1, 2026. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted Secured Overnight Financing Rate ("SOFR"), plus an applicable margin of 2.00% to 2.25%. As of both January 31, 2026 and October 31, 2025 there were no borrowings outstanding under the Chase Master Repurchase Agreement.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $100.0 million through its maturity on March 4, 2026. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current Bloomberg Short Term Bank Yield Index ("BSBY") rate or SOFR, plus an applicable margin ranging from 2.125% to 4.5% based on the type of loan and the number of days outstanding on the warehouse line. As of January 31, 2026 and October 31, 2025, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $18.7 million and $17.8 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Hinsdale Bank & Trust Company, N.A. ("Hinsdale Master Repurchase Agreement") which is a short-term borrowing facility that provides up to $50.0 million through its maturity on July 13, 2026. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the One-Month Term SOFR, plus an applicable margin of 1.75% subject to a floor of 2.75%. As of January 31, 2026 and October 31, 2025, the aggregate principal amount of all borrowings outstanding under the Hinsdale Master Repurchase Agreement was $45.3 million and $35.9 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with PlainsCapital Bank ("PlainsCapital Master Repurchase Agreement"). The short-term borrowing facility provides up to $75.0 million through its maturity on May 31, 2026. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the Daily SOFR, plus an applicable margin of 2.125% subject to a floor of 5.5%. As of January 31, 2026 and October 31, 2025, the aggregate principal amount of all borrowings outstanding under the PlainsCapital Master Repurchase Agreement was $5.5 million and $40.6 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Hinsdale Master Repurchase Agreement and PlainsCapital Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis, the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2026, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

12.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of January 31, 2026 and October 31, 2025, were as follows:

	January 31,	October 31,
(In thousands)	2026	2025
Senior Notes:
8.0% Senior Notes due April 1, 2031	$450,000	$450,000
8.375% Senior Notes due October 1, 2033	450,000	450,000
5.0% Senior Notes due February 1, 2040	24,968	24,968
Total Senior Notes	$924,968	$924,968
Senior Secured Revolving Credit Facility (1)	$-	$-
Subtotal senior notes and credit facilities	$924,968	$924,968
Net (discounts) premiums	$(10,971)	$(11,051)
Unamortized debt issuance costs	$(12,690)	$(13,199)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$901,307	$900,718

(1) At January 31, 2026, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans under the revolving credit facility have a maturity of June 30, 2028 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term SOFR (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 3.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the credit agreement governing our secured revolving credit facility (the “Secured Credit Facility”), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Secured Credit Facility and senior notes outstanding at January 31, 2026 (collectively, the “Notes Guarantors”).

The credit agreement governing the Secured Credit Facility and the indentures governing the senior notes (together, the "Debt Instruments") outstanding at January 31, 2026, do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur (including through exchanges or certain other types of transactions) indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the “Secured Revolving Loans”) made under the Credit Agreement, dated as of October 31, 2019, as amended, by and among K. Hovnanian, the Company, the other guarantors party thereto, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto (the "Secured Credit Agreement") or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the Secured Revolving Loans, material inaccuracy of representations and warranties, a change of control, the failure of the documents granting security for the obligations under the Secured Credit Agreement to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the Secured Credit Agreement to be valid and perfected. As of January 31, 2026, we believe we were in compliance with the covenants of the Debt Instruments.

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions, our strategic priorities and covenant restrictions, may do so from time to time. We also continue to analyze and evaluate our capital structure and explore transactions to strengthen our balance sheet, including those that reduce leverage, interest rates and/or extend maturities, and will seek to do so with the right opportunity. We may also continue to make debt or equity purchases and/or exchanges from time to time through tender offers, exchange offers, redemptions, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

Fiscal 2026

There were no transactions related to our debt securities in the first quarter of fiscal 2026.
16

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

As of January 31, 2026, the collateral securing the Secured Credit Agreement included (1) $301.4 million of cash and cash equivalents, which included $6.5 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $635.5 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $144.2 million.

Unsecured Obligations

The 8.0% Senior Notes due 2031 (the "2031 Notes") bear interest at 8.0% per annum and mature on April 1, 2031. The 8.375% Senior Notes due 2033(the "2033 Notes") bear interest at 8.375% per annum and mature on October 1, 2033. Interest on both of the 2031 Notes and 2033 Notes will be payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2026, to holders of record of the applicable series of notes at the close of business on March 15 or September 15, as the case may be, immediately preceding each such interest payment date. The 2031 Notes are redeemable, in whole or in part, at K. Hovnanian’s option at any time prior to April 1, 2028 at 100.0% of their principal amount plus an applicable “make-whole” amount. K. Hovnanian may also redeem some or all of the 2031 Notes at 104.0% of their principal amount commencing on April 1, 2028, at 102.0% of their principal amount commencing on April 1, 2029 and at 100.0% of their principal amount commencing April 1, 2030. In addition, K. Hovnanian may also redeem up to 40.0% of the aggregate principal amount of 2031 Notes prior to April 1, 2028 with the net cash proceeds from certain equity offerings at 108.0% of their principal amount. The 2033 Notes are redeemable, in whole or in part, at K. Hovnanian’s option at any time prior to October 1, 2028 at 100.0% of their principal amount plus an applicable “make-whole” amount. K. Hovnanian may also redeem some or all of the 2033 Notes at 104.188% of their principal amount commencing on October 1, 2028, at 102.094% of their principal amount commencing on October 1, 2029 and at 100.0% of their principal amount commencing on October 1, 2030. In addition, K. Hovnanian may also redeem up to 40.0% of the aggregate principal amount of 2033 Notes prior to October 1, 2028 with the net cash proceeds from certain equity offerings at 108.375% of their principal amount.

The 5.0% Senior Notes due 2040 (the “2040 Notes”) bear interest at 5.0% per annum and mature on February 1, 2040. Interest on the 2040 Notes is payable semi-annually on February 1 and August 1 of each year to holders of record at the close of business on January 15 or July 15, as the case may be, immediately preceding each such interest payment date. At any time and from time to time, K. Hovnanian may redeem some or all of the 2040 Notes at a redemption price equal to 100.0% of their principal amount.

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $6.4 million and $6.2 million letters of credit outstanding at January 31, 2026 and October 31, 2025, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which is reflected in "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheets.

13.	Per Share Calculation

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended
	January 31,
(In thousands, except per share data)	2026	2025
Numerator:
Net income	$20,859	$28,191
Less: preferred stock dividends	(2,669)	(2,669)
Less: undistributed earnings allocated to participating securities	-	(209)
Numerator for basic earnings per share	$18,190	$25,313
Plus: undistributed earnings allocated to participating securities	-	209
Less: undistributed earnings reallocated to participating securities	-	(209)
Numerator for diluted earnings per share	$18,190	$25,313
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	6,490	6,517
Effect of dilutive securities:
Stock-based payments	460	554
Denominator for diluted earnings per share – weighted-average shares outstanding	6,950	7,071
Basic earnings per share	$2.80	$3.88
Diluted earnings per share	$2.62	$3.58

There were no anti-dilutive shares for the three months ended January 31, 2026 and 2025.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. We paid dividends of $2.7 million on the Series A preferred stock for both of the three months ended January 31, 2026 and 2025.

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

On December 18, 2024, the Board authorized an incremental increase to our repurchase program and on April 11, 2025, the Board authorized another increase to our repurchase program, such that, inclusive of any amounts remaining under the existing repurchase authorization, as of April 11, 2025, we were authorized to repurchase up to $30.6 million of our Class A common stock. On February 27, 2026, the Board further authorized an incremental increase of $50.0 million to our repurchase program, such that, inclusive of any amounts remaining under the existing repurchase authorization, as of February 27, 2026, we were authorized to repurchase up to $67.4 million of our Class A common stock. Under the program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

During the three months ended January 31, 2026, we repurchased 85,398 shares under the stock repurchase program, with a market value of $9.0 million, or $105.39 per share. During the three months ended January 31, 2025, we repurchased 131,460 shares under the stock repurchase program, with a market value of $17.9 million, or $135.95 per share. The repurchased shares were added to "Treasury stock" on the Condensed Consolidated Balance Sheets. As of January 31, 2026, $17.4 million of our Class A common stock was available to be purchased under the stock repurchase program.

16.	Income Taxes

For the three months ended January 31, 2026 and 2025, we recorded income tax expense of $7.8 million and $11.7 million, respectively. In both the current and prior year periods, the expense was primarily driven by federal and state tax expense on income before income taxes and permanent differences, partially offset by the generation of energy home credits. The federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards.

The Company recognizes deferred income taxes for deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in estimate of our deferred tax assets (“DTAs”) that may be realized in the future. At January 31, 2026, the Company has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize its DTAs, net of any state valuation allowances.

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

Financial information relating to our reportable segments was as follows:

	Three Months Ended January 31, 2026
(In thousands)	Northeast	Southeast	West	Financial Services	Total
Homebuilding revenues	$239,802	$74,231	$261,726	$-	$575,759
Financial services revenues	-	-	-	19,008	19,008
All other revenues (1)	34,795	61	331	-	35,187
Total	274,597	74,292	262,057	19,008	629,954
Cost of sales (2)	214,955	68,416	244,442	-	527,813
Selling, general and administrative	17,249	8,554	19,966	-	45,769
Financial services expenses	-	-	-	13,235	13,235
Other segment items (3)	(15,370)	864	9,044	-	(5,462)
Total segment profit (loss)	$57,763	$(3,542)	$(11,395)	$5,773	$48,599
Corporate and unallocated (4)					19,897
Income before income taxes					$28,702

	Three Months Ended January 31, 2025
(In thousands)	Northeast	Southeast	West	Financial Services	Total
Homebuilding revenues	$281,648	$51,437	$313,829	$-	$646,914
Financial services revenues	-	-	-	16,942	16,942
All other revenues (1)	2,100	165	6,125	-	8,390
Total	283,748	51,602	319,954	16,942	672,246
Cost of sales (2)	226,916	46,158	281,015	-	554,089
Selling, general and administrative	16,616	8,516	24,738	-	49,870
Financial services expenses	-	-	-	13,437	13,437
Other segment items (3)	(2,058)	(9,155)	11,735	-	522
Total segment profit	$42,274	$6,083	$2,466	$3,505	$54,328
Corporate and unallocated (4)					14,465
Income before income taxes					$39,863

(1)	Consists primarily of land sales revenue, interest income, and income from forfeited customer deposits due to contract cancellations.
(2)	Consists primarily of homebuilding and land sale costs, amortization of capitalized interest, inventory impairments and land option write-offs.
(3)	Consists primarily of other interest expensed, and income (loss) from unconsolidated joint ventures.
(4)	Consists primarily of corporate costs and shared services functions that are not allocated to the homebuilding or financial services reportable segments.

	January 31,	October 31,
(In thousands)	2026	2025

Assets:
Northeast	$624,970	$672,021
Southeast	317,180	358,383
West	824,649	829,683
Total homebuilding	1,766,799	1,860,087
Financial services	123,957	151,211
Total assets	$1,890,756	$2,011,298

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

During the first quarter of fiscal 2026, we assumed control of one of our unconsolidated joint ventures after the partner received their final cash distribution. We consolidated the remaining assets and liabilities that were in the unconsolidated joint venture at fair value. We also purchased an additional equity stake in one of our unconsolidated joint ventures that gave us a controlling financial interest. The total gain recorded from the two transactions was $26.8 million, which was recorded to “Other (income) expense, net."

During the first quarter of fiscal 2026, we contributed twelve communities, including eleven active selling communities and one community in planning, to a new unconsolidated joint venture for $134.3 million of net cash. The carrying value of the communities contributed approximated fair value.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding joint ventures that are accounted for under the equity method. During the periods presented, we did not have an investment in any land development joint ventures.

(In thousands)	January 31, 2026	October 31,2025
Assets:
Cash and cash equivalents	$37,173	$104,066
Inventories	542,184	487,965
Other assets	12,557	128,385
Total assets	$591,914	$720,416

Liabilities and equity:
Accounts payable and accrued liabilities	$68,406	$305,153
Notes payable	102,153	121,948
Total liabilities	170,559	427,101
Equity of:
Hovnanian Enterprises, Inc.	144,229	160,903
Others	277,126	132,412
Total equity	421,355	293,315
Total liabilities and equity	$591,914	$720,416
Debt to capitalization ratio	20%	29%

As of January 31, 2026 and October 31, 2025, we had outstanding advances to unconsolidated joint ventures of $2.4 million and $2.6 million, respectively. These amounts were included in “Accounts payable and accrued liabilities” in the tables above. In some cases, our net investment in unconsolidated joint ventures is less than our proportionate share of equity reflected in the tables above because of differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. During the three months ended January 31, 2026 and 2025, we did not write-down any of our unconsolidated joint venture investments.

	Three Months Ended January 31,
(In thousands)	2026	2025

Revenues	$73,710	$133,913
Cost of sales and expenses	(69,278)	(120,258)
Joint venture net income	$4,432	$13,655
Our share of net income	$3,440	$9,205

The reason “Our share of net income” in homebuilding joint ventures is higher or lower than the “Joint venture net income” in the tables above is a result of our varying ownership percentages in each investment. For the three months ended January 31, 2026 and 2025, respectively, we had investments in five and seven unconsolidated joint ventures, respectively, and our ownership in these joint ventures ranged from 20% to 50% for both periods. Therefore, depending on mix, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a higher overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage; conversely, if the unconsolidated joint ventures in which we have lower sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a lower overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage. For the three months ended January 31, 2026, “Our share of net income” was less than the "Joint venture net income" due to two unconsolidated joint ventures with increased losses during the period for which we currently recognize a higher sharing percentage of the losses based on the joint venture agreements, slightly offset by one unconsolidated joint venture with increased income during the period for which we currently recognize a higher profit sharing percentage based on the joint venture agreement and by the recognition of income from one unconsolidated joint venture that was dissolved in first quarter of fiscal 2026.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint ventures' revenues. These management fees, which totaled $2.9 million and $5.3 million for the three months ended January 31, 2026 and 2025, respectively, are recorded in “Selling, general and administrative” homebuilding expenses in the Condensed Consolidated Statements of Operations.

Acquisition of KSA

On January 1, 2026, we acquired an additional 40% equity interest in KSA, which was previously an unconsolidated joint venture in which we had a 50% ownership interest. We accounted for our investment in KSA as an equity method investment as we had significant influence through our interest but not control. We purchased the additional 40% interest in KSA from another joint venture partner for total cash consideration of $7.6 million, which included $1.5 million to pay off an outstanding loan balance.

As of January 1, 2026, the date of acquisition, we accounted for KSA on a consolidated basis and derecognized it as an equity method investment. We remeasured our previously held equity method investment as of the acquisition date to a fair value of $9.5 million, determined using the implied fair value from the transaction price, and recorded a gain of $9.5 million as our carrying value was $0. The gain is included in “Other income (expense), net” in the Condensed Consolidated Statements of Operations.

In accordance with ASC 805, the following fair values were assigned to assets acquired and liabilities assumed based on management’s estimates and assumptions. The purchase price allocation presented in our Condensed Consolidated Balance Sheets was as follows:

(In thousands)	January 1, 2026
Cash, cash equivalents and restricted cash	$35,300
Property and equipment, net	469
Sold and unsold homes and lots under development	82,887
Land and land options held for future development or sale	5,379
Receivables, deposits and notes, net	16,315
Prepaid expenses and other assets	7,682
Accounts payable and account liabilities	(28,430)
Customers' deposits	(132,357)
Net liabilities assumed	(12,755)
Goodwill	31,704
Noncontrolling interests	(1,895)
Gain on consolidation	(9,474)
Purchase price consideration	$7,580

The excess of purchase consideration over the fair value of the net liabilities acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of KSA, and is not deductible for income tax purposes.

19.	Recent Accounting Pronouncements

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (ASU 2025-06”). ASU 2025-06 modernizes the accounting for the costs of internal-use software by removing all references to software development project stages so that the guidance is neutral to different software development methods. This guidance is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted and the amendments in this update may be applied on a retrospective, modified transition, or prospective basis. We are currently evaluating the potential impact that the adoption of this guidance will have on our Condensed Consolidated Financial Statements.

20.	Fair Value of Financial Instruments

We use a fair-value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	January 31,	October 31,
(In thousands)	Hierarchy	2026	2025

Mortgage loans held for sale (1)	Level 2	$90,727	$111,631

(1) The aggregate unpaid principal balance was $91.2 million and $112.1 million at January 31, 2026 and October 31, 2025, respectively.

Fair value of mortgage loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage loans with similar characteristics.

The financial services segment had a pipeline of loan applications in process of $470.1 million at January 31, 2026. Loans in process for which interest rates were committed to the borrowers totaled $42.4 million as of January 31, 2026. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments are expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

In addition, the financial services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At January 31, 2026, we had no open mandatory investor commitments to sell MBS.

Changes in fair value that are included in income are shown by financial instrument and financial statement line item, below:

Three Months Ended January 31, 2026
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$(728)	$-	$-

Three Months Ended January 31, 2025
	Mortgage	Interest Rate
	Loans Held	Lock	Forward
(In thousands)	For Sale	Commitments	Contracts

Change in fair value included in financial services revenue	$(735)	$-	$-

We did not have any assets measured at fair value on a nonrecurring basis during the three months ended January 31, 2026 and 2025, respectively.

The fair value of our cash equivalents, restricted cash and cash equivalents and customers' deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of our notes and credit facilities are listed below. Level 2 measurements are estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. Level 3 measurements are estimated based on third-party broker quotes or management’s estimate of the fair value based on available trades for similar debt instruments. As shown in the table below, our 8.0% Senior Notes due 2031 and 8.375% Senior Notes due 2033 were a Level 2 measurement at January 31, 2026 due to recent trades for the same notes, and our 5.0% Senior Notes due 2040 were a Level 3 measurement at January 31, 2026 due to no active trades for the same notes.

Fair Value as of January 31, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Senior Notes:
8.0% Senior Notes due April 1, 2031	-	461,115	-	461,115
8.375% Senior Notes due October 1, 2033	-	460,278	-	460,278
5.0% Senior Notes due February 1, 2040	-	-	16,502	16,502
Total fair value	$-	$921,393	$16,502	$937,895

Fair Value as of October 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Senior Notes:
8.0% Senior Notes due April 1, 2031	-	459,972	-	459,972
8.375% Senior Notes due October 1, 2033	-	461,192	-	461,192
5.0% Senior Notes due February 1, 2040	-	16,492	-	16,492
Total fair value	$-	$937,656	$-	$937,656

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder at January 31, 2026 and October 31, 2025.

21.	Transactions with Related Parties

From time to time, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman and Chief Executive Officer, and Alexander Hovnanian, our President, provides services to the Company. During each of the three months ended January 31, 2026 and 2025, the services provided by such engineering firm to the Company totaled $0.2 million. Neither the Company nor Messrs. Hovnanian have a financial interest in the relative’s company from whom the services were provided.

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

On January 1, 2026, we acquired a controlling interest in a previously unconsolidated joint venture in the Kingdom of Saudi Arabia ("KSA"), that operates and markets itself under the trade name HOV Global. Beginning in the first quarter of fiscal 2026, the results from KSA are included in our consolidated financial statements. Consistent with our historical presentation, we will continue to exclude the results of our KSA operations from these key performance indicators generally (unless otherwise indicated) because such operations are not expected to have a material impact on our financial results for fiscal 2026. Where we have excluded the KSA operations, we refer to such metrics as being for our “domestic” operations.

Overview

Market Conditions and Operating Results

The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, interest rates, inflation and overall housing affordability.

During fiscal 2025 and continuing through the first quarter of fiscal 2026, mortgage rates have fluctuated but still remain at a persistently high level. As a result, affordability generally remains challenging for homebuyers. We have stayed aggressive in our pricing, incentives and concessions in order to align with the current market.

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

Our emphasis on maintaining sales pace versus price, resulted in domestic net contracts increasing by 3.1% in the first quarter of fiscal 2026 compared to the prior year first quarter. Although we are off to a better start than last year, net contracts fluctuated from month to month, reflecting ongoing shifts in market conditions and consumer sentiment. Even with the volatility in the broader economy and affordability constraints, we were able to raise net prices in approximately 32% of our domestic communities during the first quarter of fiscal 2026.

While the long-term fundamentals of the new home market remain favorable, there remains a great degree of uncertainty due to inflation, tariffs, the continued possibility of an economic recession, employment risk and the potential for further mortgage rate increases. While we continue to experience some supply chain issues, we remain focused on continuing to shorten our construction cycle times and building on our national initiatives to drive down costs with our material providers and trade partners. The changing conditions in the housing market, and in the general economy, makes it difficult to predict how strongly our business will be impacted by these external factors over fiscal 2026 and beyond.

During the three months ended January 31, 2026, our cash position allowed us to spend $180.7 million on domestic land purchases and land development for long-term growth and repurchase $9.0 million of our common stock and still have total liquidity of $471.4 million, including $339.9 million of homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility as of January 31, 2026.

Information on our operating results for the three months ended January 31, 2026 are as follows:

● Sale of homes revenues decreased to $575.8 million for the three months ended January 31, 2026 from $646.9 million for the three months ended January 31, 2025. There was a 12.4% decrease in the number of home deliveries for the three months ended January 31, 2026, compared to the same period of the prior year, partially offset by an increase in average price of 1.6% for the three months ended January 31, 2026, compared to the same period of the prior year.

● Gross margin dollars decreased 40.6% for the three months ended January 31, 2026, as compared to the same period of the prior year. Gross margin percentage decreased to 10.1% for the three months ended January 31, 2026 from 15.2% for the three months ended January 31, 2025. Gross margin percentage, before cost of sales interest expense and land charges, decreased to 13.4% for the three months ended January 31, 2026 from 18.3% for the three months ended January 31, 2025. The decrease in gross margin percentage was primarily due to increased use of incentives and concessions, including additional mortgage interest rate buydowns, to make our homes more affordable. In the current homebuilding environment, we remain focused on driving financial performance by increasing our sales pace versus achieving a higher gross margin.

● Selling, general and administrative costs (including corporate general and administrative expenses) ("Total SGA") was $84.0 million, or 13.3% of total revenues, in the three months ended January 31, 2026 compared with $86.9 million, or 12.9% of total revenues, in the three months ended January 31, 2025. The increase in Total SGA percentage is primarily due to the decrease in sale of homes revenue for the period.

● Income before income taxes decreased to $28.7 million for the three months ended January 31, 2026 from $39.9 million for the three months ended January 31, 2025. Net income decreased to $20.9 million for the three months ended January 31, 2026 from $28.2 million for the three months ended January 31, 2025. Included in income before income taxes for the three months ended January 31, 2026 and 2025 was a $26.8 million gain on consolidation of joint ventures and a $22.7 million gain on the contribution of assets to a new joint venture, respectively. Earnings per share, basic and diluted, decreased to $2.80 and $2.62, respectively, for the three months ended January 31, 2026 compared to $3.88 and $3.58, respectively, for the three months ended January 31, 2025.

● Net domestic contracts increased 3.1% for the three months ended January 31, 2026 compared to the same period of the prior year. The increase for the three months ended is primarily due to our current strategy of using increased incentives to drive sales pace.

● Net domestic contracts per active selling community decreased slightly to 9.5 for the three months ended January 31, 2026, respectively, compared to 9.6 in the same period of the prior year.

● Domestic contract backlog decreased from 1,598 homes at January 31, 2025 to 1,335 homes at January 31, 2026, and the dollar value of domestic contract backlog decreased to $782.7 million, a 16.0% decrease in dollar value compared to the prior year, as our domestic backlog conversion ratio has increased from the prior year period due to increased sales of QMI homes.

Results of Operations

Total Revenues

Compared to the same period in the prior year, revenues (decreased) increased as follows:

	Three Months Ended

		Variance
		2026
	January 31,	Compared	January 31,
(Dollars in thousands)	2026	to 2025	2025
Homebuilding:
Sale of homes	$575,759	$(71,155)	$646,914
Land sales	34,712	27,886	6,826
Other revenues	2,473	(468)	2,941
Financial services	19,008	2,066	16,942
Total change	$631,952	$(41,671)	$673,623
Total revenues percent change		(6.2)%

Homebuilding: Sale of Homes

For the three months ended January 31, 2026, sale of homes revenues decreased 11.0%, respectively, compared to the same period in the prior year. The sale of homes revenue decreased due to a 12.4% decrease in homes delivered, partially offset by a 1.6% increase in the average price per home for the three months ended January 31, 2026 compared with the prior year period. The average price per home increased to $523,894 in the three months ended January 31, 2026 from $515,880 in the three months ended January 31, 2025. The increase in average price was the result of the geographic and community mix of our deliveries. For further detail on changes in segment revenues see “Homebuilding: Operations by Segment” below. For further detail on land sales and other revenues, see “Homebuilding: Land Sales and Other Revenues” below.

Information on the sale of homes is set forth in the table below:

	Three Months Ended January 31,
(Dollars in thousands, except average sales price)	2026	2025
Consolidated total:
Housing revenues	$575,759	$646,914
Homes delivered	1,099	1,254
Average sales price	$523,894	$515,880

Unconsolidated joint ventures: (1)
Housing revenues	$72,391	$131,776
Homes delivered	118	197
Average sales price	$613,481	$668,914

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

Homebuilding: Land Sales and Other Revenues

Land sales and other revenues increased $27.4 million for the three months ended January 31, 2026 compared to the same period in the prior year. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There was one land sale during both the three months ended January 31, 2026 and 2025. Land sales revenues increased $27.9 million during the three months ended January 31, 2026 compared to the same period in the prior year.

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

	Three Months Ended
	January 31,
(Dollars in thousands)	2026	2025
Sale of homes	$575,759	$646,914
Cost of sales, excluding interest expense and land charges	498,413	528,745
Homebuilding gross margin, before cost of sales interest expense and land charges	77,346	118,169
Cost of sales interest expense, excluding land sales interest expense	16,567	18,738
Homebuilding gross margin, after cost of sales interest expense, before land charges	60,779	99,431
Land charges	2,359	1,040
Homebuilding gross margin	$58,420	$98,391
Homebuilding gross margin percentage	10.1%	15.2%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	13.4%	18.3%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	10.6%	15.4%

Cost of sales as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended
	January 31,
	2026	2025
Sale of homes	100.0%	100.0%

Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	74.0%	71.2%
Commissions	3.2%	3.1%
Financing concessions	4.0%	3.2%
Overheads	5.5%	4.2%
Total cost of sales, excluding interest expense and land charges	86.7%	81.7%
Cost of sales interest	2.8%	2.9%
Land charges	0.4%	0.2%

Homebuilding gross margin percentage	10.1%	15.2%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	13.4%	18.3%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	10.6%	15.4%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage decreased to 10.1% for the three months ended January 31, 2026, compared to 15.2% for the prior year period. Total homebuilding gross margin percentage, before cost of sales interest expense and land charges decreased to 13.4% for the three months ended January 31, 2026, compared to 18.3% for the three months ended January 31, 2025. The decrease in gross margin percentage for the three months ended January 31, 2026 was primarily due to increased use of incentives and concessions, including additional mortgage interest rate buydowns, to make our homes more affordable.

Land and lot sale expenses and gross margins are set forth below:

	Three Months Ended
	January 31,
(In thousands)	2026	2025
Land and lot sales	$34,712	$6,826
Cost of sales, excluding interest	11,218	4,545
Land and lot sales gross margin, excluding interest	23,494	2,281
Land and lot sales interest expense	24	618
Land and lot sales gross margin, including interest	$23,470	$1,663

Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may fluctuate significantly.

Homebuilding: Inventory Impairments and Land Option Write-Offs

Inventory impairments and land option write-offs reflects certain inventories we have either written off or written down to their estimated fair value totaling $2.4 million and $1.0 million in expense for the three months ended January 31, 2026 and 2025, respectively. There were no inventory impairments during both the three months ended January 31, 2026 and 2025. We wrote-off residential land option, approval and engineering costs across each of our segments during the first quarters of both fiscal 2026 and 2025.

Homebuilding: Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased $4.0 million to $50.3 million for the three months ended January 31, 2026 compared to the same period in the prior year. The decrease for the three months ended January 31, 2026 compared to the same period in the prior year was primarily due to a decrease in compensation expense as a result of estimating lower fiscal 2026 bonuses, partially offset by the cost of annual merit increases.

Homebuilding: Key Performance Indicators

Net Domestic Contracts Per Active Selling Community

Net domestic contracts per active selling community for the three months ended January 31, 2026 were 9.5 compared to 9.6 for the same period in the prior year. Our reported level of domestic sales contracts (net of cancellations) continues to be driven by customer demand for our available QMI homes. This approach of offering a strong selection of QMI homes allows customers to take advantage of available incentives and purchase homes quickly and affordably.

Domestic Contract Cancellation Rates

The following table provides historical quarterly cancellation rates, which represents the number of cancelled domestic contracts in the quarter divided by the number of gross domestic sales contracts executed in the quarter, excluding unconsolidated joint ventures:

Quarter	2026	2025	2024	2023	2022
First	14%	16%	14%	30%	14%
Second		15%	14%	18%	17%
Third		19%	17%	16%	27%
Fourth		17%	18%	25%	41%
The following table provides quarterly domestic contract cancellations as a percentage of the beginning domestic backlog, excluding unconsolidated joint ventures:
Quarter	2026	2025	2024	2023	2022
First	16%	14%	10%	16%	8%
Second		15%	13%	16%	9%
Third		17%	12%	12%	8%
Fourth		17%	15%	13%	13%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. Due to our solid backlog position, our cancellation rate as a percentage of beginning backlog for the first quarter of fiscal 2026 was 16%, which approximates our historical normal rate. Generally, when sales pace is increasing, the cancellation rate as a percentage of beginning backlog tends to lag the changes seen in our cancellation rate as a percentage of gross sales. Market conditions still remain uncertain and it is difficult to predict what cancellation rates will be in the future.

Contract Backlog

Our consolidated sales contracts and homes in contract backlog, excluding unconsolidated joint ventures, is set forth below:

	Net Contracts for the
	Three Months Ended		Contract Backlog as of
	January 31,		January 31,
(Dollars in thousands)	2026	2025	2026	2025
Northeast:
Dollars	$226,460	$251,636	$368,397	$501,469
Number of homes	412	440	622	777

Southeast:
Dollars	$91,340	$76,099	$111,874	$146,636
Number of homes	182	136	195	251

West (1):
Dollars	$347,035	$315,532	$302,384	$283,816
Number of homes	648	629	518	570

Domestic subtotal:
Dollars	$664,835	$643,267	$782,655	$931,921
Number of homes	1,242	1,205	1,335	1,598

KSA:
Dollars	$-	$-	$181,467	$-
Number of homes	-	-	746	-

Consolidated total (1):
Dollars	$664,835	$643,267	$964,122	$931,921
Number of homes	1,242	1,205	2,081	1,598

(1) Excludes eight consolidated homes and $5.0 million of contract backlog related to the assets and liabilities contributed from the West segment to a joint venture we entered into during the three months ended January 31, 2025.

Domestic contract backlog dollars decreased 16.0% as of January 31, 2026 compared to January 31, 2025, and the number of homes in domestic backlog decreased 16.5% for the same period. The decrease in domestic contract backlog dollars and number of homes as of January 31, 2026 compared to January 31, 2025, was primarily driven by an increase in sales of QMI homes and improved domestic contract backlog conversion.

Homebuilding: Results by Reportable Segment

Financial information relating to our homebuilding operations by reportable segment was as follows:

	Three Months Ended January 31,

(Dollars in thousands, except average sales price)	2026	2025	Variance	Variance %
Northeast
Homebuilding revenue	$274,597	$283,748	$(9,151)	(3.2)%
Income before income taxes	$57,763	$42,274	$15,489	36.6%
Homes delivered	417	445	(28)	(6.3)%
Average sales price	$575,065	$632,917	$(57,852)	(9.1)%

Southeast
Homebuilding revenue	$74,292	$51,602	$22,690	44.0%
(Loss) income before income taxes	$(3,542)	$6,083	$(9,625)	(158.2)%
Homes delivered	158	124	34	27.4%
Average sales price	$469,816	$414,814	$55,002	13.3%

West
Homebuilding revenue	$262,057	$319,954	$(57,897)	(18.1)%
(Loss) income before income taxes	$(11,395)	$2,466	$(13,861)	(562.1)%
Homes delivered	524	685	(161)	(23.5)%
Average sales price	$499,477	$458,145	$41,332	9.0%

Northeast - Homebuilding revenue decreased 3.2% for the three months ended January 31, 2026 compared to the same period in the prior year. The decrease for the three months ended January 31, 2026 was attributed to a 6.3% decrease in homes delivered and a 9.1% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes, townhomes and affordable-housing homes in lower-end submarkets of the segment for the three months ended January 31, 2026 compared to some communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment for the three months ended January 31, 2025, which were no longer delivering in the first quarter of the current year.

Income before income taxes increased $15.5 million to $57.8 million for the three months ended January 31, 2026 as compared to the same period in the prior year. This was primarily due to a $37.6 million increase in land sales and other revenue, partially offset by a decrease in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

Southeast – Homebuilding revenue increased 44.0% for the three months ended January 31, 2026 compared to the same period in the prior year. The increase for the three months ended January 31, 2026 was attributed to a 27.4% increase in homes delivered and a 13.3% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment for the three months ended January 31, 2026 compared to some communities delivering lower priced, smaller single family homes and build-for-rent homes in lower-end submarkets of the segment for the three months ended January 31, 2025, which were no longer delivering in the current year.

Income before income taxes decreased $9.6 million to a loss of $3.5 million for the three months ended January 31, 2026 compared to the same period in the prior year. This was primarily due to a $3.3 million decrease in income from unconsolidated joint ventures, a $1.3 million increase in inventory impairments and land option write-offs, and a decrease in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

West – Homebuilding revenue decreased 18.1% for the three months ended January 31, 2026 compared to the same period in the prior year. The decrease was due to a 23.5% decrease in homes delivered, partially offset by a 9.0% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment for the three months ended January 31, 2026 compared to some communities delivering lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment for the three months ended January 31, 2025, which were no longer delivering in the current year.

Income before income taxes decreased $13.9 million to a loss of $11.4 million for the three months ended January 31, 2026 compared to the same period in the prior year. This was primarily due to the decrease in homebuilding revenue discussed above, a $3.5 million decrease in income from unconsolidated joint ventures and a significant decrease in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

Financial Services

Financial services consists primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. For the three months ended January 31, 2026 and 2025, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 39.4% and 41.1%, respectively, of our total loans. For the three months ended January 31, 2026 compared to the same period in the prior year, our conforming conventional loan originations as a percentage of our total loans increased from 58.4% to 59.2%. The origination of loans which exceed conforming conventions increased from 0.5% to 1.4% for the three months ended January 31, 2026 compared to the same period in the prior year.

During the three months ended January 31, 2026 and 2025, financial services provided $5.8 million and $3.5 million of income before income taxes, respectively. The increase in financial services income before income taxes for the three months ended January 31, 2026 compared to the same periods in the prior year was primarily due to an increase in the basis point spread between the loans originated and the implied rate from our sale of the loans. In the markets served by our wholly owned mortgage banking subsidiaries, 79.6% and 80.4% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended January 31, 2026 and 2025, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses remained relatively flat at $33.7 million for the three months ended January 31, 2026 compared to $32.7 million for the three months ended January 31, 2025.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our unconsolidated joint ventures. Income from unconsolidated joint ventures decreased $5.8 million to $3.4 million for the three months ended January 31, 2026 compared to the same period in the prior year. The decrease was primarily due to less open for sale unconsolidated joint venture communities leading to fewer deliveries.

Other Interest

                  Other interest increased $2.6 million to $12.2 million for the three months ended January 31, 2026 compared to the same period of the prior year. The increase in Other interest was primarily due to an increase in communities in planning, along with an increase in model lease financing activities during the period.

Income Taxes

For the three months ended January 31, 2026 and 2025, we recorded income tax expense of $7.8 million and $11.7 million, respectively. In both the current and prior year periods, the expense was primarily driven by federal and state tax expense on income before income taxes and permanent differences, partially offset by the generation of energy home credits. The federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards.

Capital Resources and Liquidity

Overview

Our total liquidity at January 31, 2026 was $471.4 million, including $339.9 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. We believe that our cash on hand together with available borrowings on our senior secured revolving credit facility will be sufficient for at least the next 12 months to finance our working capital requirements.

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

Operating, Investing and Financing Cash Flow Activities

We spent $180.7 million on land and land development during the first quarter of fiscal 2026. After land and land development spending and all other operating activities, including revenue received from deliveries, cash from operations was $140.9 million. During the first quarter of fiscal 2026, cash used in investing activities was $29.1 million, primarily due to a new joint venture entered into during the first quarter of fiscal 2026, along with spending on capitalized software, partially offset by net cash acquired through acquisitions. Cash used in financing activities was $52.6 million during the first quarter of fiscal 2026, primarily due to net payments for our mortgage warehouse lines of credit, net payments for nonrecourse mortgage financings, net payments for land banking financings, treasury stock purchases and payments of preferred dividends, partially offset by net proceeds for model sale leaseback financings. We intend to continue to use nonrecourse mortgages, model sale leasebacks, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the three months ended January 31, 2026 and 2025 were for operating expenses, land purchases, land deposits, land development, construction spending, model sale leasebacks, land banking transactions, state income taxes, interest payments, preferred dividends, equity repurchases, investments in unconsolidated joint ventures and acquisitions. During these periods, we provided for our cash requirements from available cash on hand, home and land sales, nonrecourse mortgage transactions, income from unconsolidated joint ventures, financial service revenues and other revenues.

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

Debt Transactions

Senior notes and credit facilities balances as of January 31, 2026 and October 31, 2025, were as follows:

	January 31,	October 31,
(In thousands)	2026	2025
Senior Notes	$924,968	$924,968
Senior Secured Revolving Credit Facility (1)	-	-
Less: Net (discounts), premiums and unamortized debt issuance costs	(23,661)	(24,250)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$901,307	$900,718

(1) At January 31, 2026, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans under the revolving credit facility have a maturity of June 30, 2028 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 3.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

Except for K. Hovnanian, the issuer of the notes and borrower under the credit agreements governing our secured revolving credit facility (the "Secured Credit Facility"), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Secured Credit Facility and senior notes outstanding at January 31, 2026 (collectively, the “Notes Guarantors”).

The credit agreements governing the Secured Credit Facility and the indentures governing the senior notes (together, the “Debt Instruments”) outstanding at January 31, 2026 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur (including through exchanges or certain other types of transactions) indebtedness, pay dividends, and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the “Secured Revolving Loans”) made under the Credit Agreement, dated as of October 31, 2019, as amended, by and among K. Hovnanian, the Company, the other guarantors party thereto, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto (the “Secured Credit Agreement”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the Secured Revolving Loans, material inaccuracy of representations and warranties, a change of control, the failure of the documents granting security for the obligations under the Secured Credit Agreement to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the Secured Credit Agreement to be valid and perfected. As of January 31, 2026, we believe we were in compliance with the covenants of the Debt Instruments.

Under the terms of our Debt Instruments, we have the right to make certain redemptions and prepayments and, depending on market conditions, our strategic priorities and covenant restrictions, may do so from time to time. We also continue to analyze and evaluate our capital structure and explore transactions to strengthen our balance sheet, including those that reduce leverage, interest rates and/or extend maturities, and will seek to do so with the right opportunity. We may also continue to make debt or equity purchases and/or exchanges from time to time through tender offers, exchange offers, redemptions, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions

Due to covenant restrictions in our Debt Instruments, we may be limited in the amount of debt we can incur, even if market conditions, including then-current market available interest rates (prior to the fourth quarter of fiscal 2025, we had not been able to access the traditional capital and bank lending markets at competitive interest rates for some time due to our highly leveraged capital structure), would otherwise be favorable, which could also impact our ability to grow our business.

See Note 12 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of K. Hovnanian’s Debt Instruments, including information with respect to the collateral securing our Secured Credit Agreement.

Mortgages and Notes Payable

We had nonrecourse mortgage loans for certain communities totaling $28.5 million and $29.5 million, net of debt issuance costs, as of January 31, 2026 and October 31, 2025, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $77.2 million and $113.9 million, respectively. The weighted-average interest rate on these obligations was 7.4% at both January 31, 2026 and October 31, 2025, respectively, and the mortgage loan payments primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian Mortgage, originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of January 31, 2026 and October 31, 2025, we had an aggregate of $69.5 million and $94.3 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

See Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of these agreements.

Equity

On December 18, 2024, our Board of Directors (the "Board") authorized an incremental increase to our repurchase program and on April 11, 2025, the Board authorized another increase to our repurchase program, such that, inclusive of any amounts remaining under the existing repurchase authorization, as of April 11, 2025, we were authorized to repurchase up to $30.6 million of our Class A common stock. Subsequent to quarter end, on February 27, 2026, our Board further authorized an incremental increase of $50.0 million to our repurchase program, such that, inclusive of any amounts remaining under the existing repurchase authorization, as of February 27, 2026, we were authorized to repurchase up to $67.4 million of our Class A common stock. Under the program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

During the three months ended January 31, 2026, we repurchased 85,398 shares under the stock repurchase program, with a market value of $9.0 million, or $105.39 per share. During the three months ended January 31, 2025, we repurchased 131,460 shares under the stock repurchase program, with a market value of $17.9 million, or $135.95 per share. As of January 31, 2026, $17.4 million of our Class A common stock was available to be purchased under the stock repurchase program.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on the Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. We paid dividends of $2.7 million on the Series A preferred stock for each of the three months ended January 31, 2026 and 2025.

Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Investments in and advances to unconsolidated joint ventures decreased $16.8 million to $146.6 million at January 31, 2026 compared to October 31, 2025. The decrease was primarily due the consolidation of a previously unconsolidated joint venture during the period and an increase in our share of losses recognized for an existing unconsolidated joint venture, partially offset by a new joint venture entered into during the first quarter of fiscal 2026, along with an increase in our share of income recognized for two of our existing unconsolidated joint ventures during the period. As of January 31, 2026 and October 31, 2025, we had investments in five and six unconsolidated homebuilding joint ventures, respectively.

Inventories

Total inventory, excluding consolidated inventory not owned, increased $19.2 million to $1.3 billion at January 31, 2026 compared to October 31, 2025. Total inventory, excluding consolidated inventory not owned, increased by $88.3 million from the acquisition of a controlling interest and resulting consolidation of KSA, partially offset by decreases of $9.1 million in the Northeast, $55.8 million in the Southeast and $4.2 million in the West. The net decrease in our domestic inventory was primarily attributable to home deliveries, land option write-offs, land sales, and inventory contributed to new unconsolidated joint ventures during the period, partially offset by new land purchases and land development. Substantially all homes under construction or completed and included in inventory at January 31, 2026 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned, which consists of options related to land banking and model financing, decreased $8.7 million from October 31, 2025 to January 31, 2026. The decrease was primarily due to decreases in land banking transactions, offset by an increase in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to land bankers and they provide us with an option to purchase finished lots on a predetermined schedule. Because of our options to repurchase these parcels, these transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheet, at January 31, 2026, included inventory of $246.8 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $157.3 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement and the ability to repurchase model homes with below market options, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, our Condensed Consolidated Balance Sheet, at January 31, 2026, included inventory of $77.4 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $78.6 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

The following tables summarize home sites included in our total residential real estate. The decrease in total home sites available at January 31, 2026 compared to October 31, 2025 is attributable to delivering homes and terminating certain option agreements, partially offset by acquiring new land parcels during the period.

		Active Selling	Proposed
	Active Selling	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
January 31, 2026:

Northeast	46	4,781	14,945	19,726
Southeast	21	1,805	4,022	5,827
West	64	6,616	3,399	10,015

Domestic subtotal	131	13,202	22,366	35,568

KSA	4	1,241	1,827	3,068

Consolidated total	135	14,443	24,193	38,636

Unconsolidated joint ventures (2)	20	2,683	521	3,204

Domestic owned		3,793	1,265	5,058
Domestic optioned		9,401	21,101	30,502
KSA owned		-	340	340
KSA optioned		1,241	1,487	2,728
Construction to permanent financing lots		8	-	8

Consolidated total		14,443	24,193	38,636

		Active Selling	Proposed
	Active Selling	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
October 31, 2025:

Northeast	46	4,844	14,138	18,982
Southeast	27	2,218	3,863	6,081
West	67	6,853	3,969	10,822

Consolidated total	140	13,915	21,970	35,885

Unconsolidated joint ventures (2)	20	3,631	2,294	5,925

Owned		3,982	1,514	5,496
Optioned		9,931	20,456	30,387
Construction to permanent financing lots		2	-	2

Consolidated total		13,915	21,970	35,885

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

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in substantially completed communities. The decrease in started or completed unsold homes from October 31, 2025 to January 31, 2026 is due to a concerted effort to manage inventory levels by aligning our starts pace with sales pace at each community.

	January 31, 2026			October 31, 2025

	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total
Northeast	194	14	208	257	23	280
Southeast	114	13	127	125	18	143
West	434	23	457	525	23	548

Domestic total (2)	742	50	792	907	64	971

Started or completed unsold homes and models per domestic active selling communities (1)	5.7	0.3	6.0	6.5	0.4	6.9

(1)

Domestic active selling communities (which are communities that are open for sale with ten or more home sites available) were 131 at January 31, 2026 and 140 at October 31, 2025. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

(2)	At January 31, 2026, KSA had no started unsold homes or models.

Other Balance Sheet Fluctuations

Goodwill

Goodwill of $31.7 million was recorded at January 31, 2026 resulting from the acquisition of  a controlling interest in KSA in the first quarter of fiscal 2026. See Note 18 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details on the KSA purchase price allocation. There was no goodwill recorded at October 31, 2025.

Customer Deposits

Customer deposits increased $130.5 million to $176.8 million at January 31, 2026 compared to October 31, 2025. The increase was primarily due to KSA stage payments that we receive as a home is constructed and recorded as deferred revenue.

Financial Services Assets and Liabilities

Financial services assets decreased $27.3 million to $124.0 million at January 31, 2026, compared to October 31, 2025. Financial services assets consist primarily of residential mortgage receivables held for sale of which $88.4 million and $109.8 million at January 31, 2026 and October 31, 2025, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale from October 31, 2025 was primarily related to a decrease in the volume of loans originated during the first quarter of fiscal 2026 compared to the fourth quarter of fiscal 2025, partially offset by an increase in the average loan value.

Financial services liabilities decreased $28.3 million to $102.6 million at January 31, 2026 compared to October 31, 2025. The decrease was primarily due to a decrease in amounts outstanding under our mortgage warehouse lines of credit and directly correlates to the decrease in the volume of mortgage loans held for sale during the period.

Inflation

                  The annual rate of inflation in the United States was 2.4% in January 2026, as measured by the Consumer Price Index, which is much improved from its peak of 9.1% in June 2022. Inflation has a long-term effect, because higher costs for land, materials and labor results in increasing sales prices of our homes. Historically, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, could substantially outpace increases in the income of potential purchasers and therefore limit our ability to raise home sale prices, which may result in lower gross margins.

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to 12 months. Construction costs for residential buildings represented approximately 47.8% of our homebuilding cost of sales for the three months ended January 31, 2026.

Critical Accounting Policies

As disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, our most critical accounting policies relate to inventories, unconsolidated joint ventures, warranty and construction defect reserves and income taxes. Since October 31, 2025, there have been no significant changes to those critical accounting policies.

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

●	Fluctuations in interest rates and the availability of mortgage financing, including as a result of instability in the banking sector;
●	Increases in inflation;
●	Adverse weather and other environmental conditions and natural or man made disasters;
●	The seasonality of the Company’s business;
●	The availability and cost of suitable land and improved lots and sufficient liquidity to invest in such land and lots;
●	Reliance on, and the performance of, subcontractors;
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

Certain risks, uncertainties and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Table of Content

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our long-term debt requires fixed interest payments and we have limited exposure to variable rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not significant. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of January 31, 2026, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long-Term Debt as of January 31, 2026 by Fiscal Year of Maturity Date
								FV at
(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	1/31/2026
Long term debt(1)(2):
Fixed rate	$-	$-	$-	$-	$-	$924,968	$924,968	$937,895
Weighted average interest rate	-%	-%	-%	-%	-%	8.10%	8.10%

(1)	Does not include mortgage warehouse lines of credit made under our Master Repurchase Agreements.
(2)	Does not include $28.5 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered. In addition, it does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of January 31, 2026. The revolving loans under the Secured Credit Facility have a maturity of June 30, 2028 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term SOFR (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 3.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian pays an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2026. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information with respect to our legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

On December 18, 2024, the Board authorized an incremental increase to our repurchase program and on April 11, 2025, the Board authorized another increase to our repurchase program, such that, inclusive of any amounts remaining under the existing repurchase authorization, as of April 11, 2025, we were authorized to repurchase up to $30.6 million of our Class A common stock. Subsequent to quarter end, on February 27, 2026, our Board further authorized an incremental increase of $50.0 million to our repurchase program, such that, inclusive of any amounts remaining under the existing repurchase authorization, as of February 27, 2026, we were authorized to repurchase up to $67.4 million of our Class A common stock. Under the program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. As of January 31, 2026, $17.4 million of our Class A common stock was available to be purchased under the stock repurchase program.

The following table provides information relating to the company’s repurchase of common stock for the first quarter of fiscal 2026.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased of Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
November 1, 2025 through November 30, 2025	-	-	-	$26,402,928
December 1, 2025 through December 31, 2025	85,398	$105.39	85,398	$17,402,978
January 1, 2026 through January 31, 2026	-	-	-	$17,402,978

Item 5. OTHER INFORMATION

During the three months ended January 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Repurchase Program

On February 27, 2026, our Board of Directors (the "Board") authorized an incremental increase of $50.0 million to our repurchase program, such that, inclusive of any amounts remaining under the existing repurchase authorization, as of February 27, 2026, we were authorized to repurchase up to $67.4 million of our Class A common stock. Under the program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

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

4(h)	Amendment No. 3 to Rights Agreement, dated as of January 11, 2024, between the Company and Computershare Trust Company, N.A. (as successor to National City Bank), as Rights Agent, which includes the amended and restated Form of Rights Certificate as Exhibit 1 and the amended and restated Summary of Rights as Exhibit 2 (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed January 11, 2024).

10(a)*	Form of 2026 Long-Term Incentive Program Award Agreement Class A.

10(b)*	Form of 2026 Long-Term Incentive Program Award Agreement Class B.

10(c)*	Form of 2026 Long-Term Incentive Program Award Phantom Share Agreement.

Table of Content

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets at January 31, 2026 and October 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2026 and 2025, (iii) the Condensed Consolidated Statements of Changes in Equity for the three months ended January 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2026 and 2025, and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page from our Quarterly Report on Form 10-Q for the three months ended January 31, 2026, formatted in Inline XBRL (and contained in Exhibit 101).

*Management contracts or compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	March 2, 2026
/s/ ARA K. HOVNANIAN
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

DATE:	March 2, 2026
/s/ BRAD O’CONNOR
Brad O’Connor
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

