Form 10-Q
period 2026-04-30
HOVNANIAN ENTERPRISES INC
filed 2026-06-02
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,071,686 shares of Class A Common Stock and 787,911 shares of Class B Common Stock were outstanding as of May 27, 2026.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	April 30, 2026	October 31, 2025

ASSETS
Homebuilding:
Cash and cash equivalents	$310,925	$272,772
Restricted cash and cash equivalents	9,935	12,608
Inventories:
Sold and unsold homes and lots under development	1,196,930	1,132,798
Land and land options held for future development or sale	157,536	171,793
Consolidated inventory not owned	369,121	332,879
Total inventories	1,723,587	1,637,470
Investments in and advances to unconsolidated joint ventures	148,480	163,469
Receivables, deposits and notes, net	47,368	26,454
Property and equipment, net	56,011	50,539
Goodwill	31,705	-
Deferred tax assets, net	222,166	229,617
Prepaid expenses and other assets	120,161	89,773
Total homebuilding	2,670,338	2,482,702

Financial services	158,486	151,211

Total assets	$2,828,824	$2,633,913

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$32,704	$29,494
Accounts payable and other liabilities	457,147	438,920
Customers’ deposits	206,142	46,376
Liabilities from inventory not owned, net of debt issuance costs	253,441	244,723
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	901,899	900,718
Accrued interest	12,875	11,874
Total homebuilding	1,864,208	1,672,105

Financial services	137,023	130,873

Total liabilities	2,001,231	1,802,978

Equity:
Hovnanian Enterprises, Inc. stockholders' equity:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at April 30, 2026 and October 31, 2025	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 6,590,318 shares at April 30, 2026 and 6,503,722 shares at October 31, 2025	66	65
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 812,677 shares at April 30, 2026 and 812,410 shares at October 31, 2025	8	8
Paid in capital - common stock	754,652	757,391
Retained Earnings	142,563	127,326
Treasury stock - at cost – 1,523,992 shares of Class A common stock at April 30, 2026 and 1,348,087 shares at October 31, 2025; 27,669 shares of Class B common stock at April 30, 2026 and October 31, 2025	(207,699)	(189,154)
Total Hovnanian Enterprises Inc. stockholders’ equity	824,889	830,935
Noncontrolling interest	2,704	-
Total equity	827,593	830,935
Total liabilities and equity	$2,828,824	$2,633,913

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Revenues:
Homebuilding:
Sale of homes	$604,188	$650,314	$1,179,947	$1,297,228
Land sales and other revenues	40,059	14,839	77,244	24,606
Total homebuilding	644,247	665,153	1,257,191	1,321,834
Financial services	23,398	21,318	42,406	38,260
Total revenues	667,645	686,471	1,299,597	1,360,094

Expenses:
Homebuilding:
Cost of sales, excluding interest	531,061	543,289	1,040,692	1,076,579
Cost of sales interest	15,966	19,938	32,557	39,294
Inventory impairments and land option write-offs	8,750	3,056	11,109	4,096
Total cost of sales	555,777	566,283	1,084,358	1,119,969
Selling, general and administrative	56,998	51,064	107,279	105,317
Total homebuilding expenses	612,775	617,347	1,191,637	1,225,286

Financial services	13,361	12,891	26,596	26,328
Corporate general and administrative	26,999	29,500	60,717	62,192
Other interest	12,490	9,145	24,648	18,662
Other expense (income), net (1)	575	500	(30,708)	(20,120)
Total expenses	666,200	669,383	1,272,890	1,312,348
Gain on extinguishment of debt, net	-	399	-	399
(Loss) income from unconsolidated joint ventures	(1,106)	9,043	2,334	18,248
Income before income taxes	339	26,530	29,041	66,393
Provision for income taxes	934	6,804	8,777	18,476
Net (loss) income	(595)	19,726	20,264	47,917
Less: net (loss) income attributable to noncontrolling interest	(311)	-	(311)	-
Net (loss) income attributable to Hovnanian Enterprises, Inc.	(284)	19,726	20,575	47,917
Less: preferred stock dividends	2,669	2,669	5,338	5,338
Net (loss) income available to common stockholders	$(2,953)	$17,057	$15,237	$42,579

Per share data:
Basic:
Net (loss) income per common share	$(0.46)	$2.64	$2.36	$6.53
Weighted-average number of common shares outstanding	6,416	6,411	6,453	6,464
Assuming dilution:
Net (loss) income per common share	$(0.46)	$2.43	$2.20	$6.02
Weighted-average number of common shares outstanding	6,416	6,951	6,909	7,011

See notes to condensed consolidated financial statements (unaudited).

(1) Includes $26.8 million gain on consolidation of joint ventures for the six months ended April 30, 2026, and $22.7 million gain on contribution of assets to a joint venture for the six months ended April 30, 2025 (see note 18).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

THREE AND SIX MONTH PERIODS ENDED APRIL 30, 2026

(In thousands, except share data)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In-Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance, October 31, 2025	5,155,635	$65	784,741	$8	5,600	$135,299	$757,391	$127,326	$(189,154)	$-	$830,935
Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)
Restricted stock amortization, issuances and forfeitures	83,065	1					(4,387)				(4,386)
Conversion of Class B to Class A common stock	23		(23)								-
Changes in noncontrolling interest										1,895	1,895
Share repurchases	(85,398)								(9,000)		(9,000)
Net income								20,859			20,859
Balance, January 31, 2026	5,153,325	$66	784,718	$8	5,600	$135,299	$753,004	$145,516	$(198,154)	$1,895	$837,634
Stock options, amortization and issuances	1,452		306				(68)				(68)
Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)
Restricted stock amortization, issuances and forfeitures	2,040		-				1,716				1,716
Conversion of Class B to Class A common stock	16		(16)								-
Changes in noncontrolling interest			-							1,120	1,120
Share repurchases	(90,507)		-						(9,545)		(9,545)
Net (loss)			-					(284)		(311)	(595)
Balance, April 30, 2026	5,066,326	$66	785,008	$8	5,600	$135,299	$754,652	$142,563	$(207,699)	$2,704	$827,593

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

THREE AND SIX MONTH PERIODS ENDED APRIL 30, 2025

(In thousands, except share data)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In-Capital	Retained Earnings	Treasury Stock	Total
Balance, October 31, 2024	5,325,615	$64	729,354	$8	5,600	$135,299	$749,752	$74,136	$(158,910)	$800,349
Stock options, amortization and issuances	476									-
Preferred dividend declared ($476.56 per share)								(2,669)		(2,669)
Restricted stock amortization, issuances and forfeitures	666						3,605			3,605
Conversion of Class B to Class A common stock	5		(5)							-
Share repurchases	(131,460)								(18,050)	(18,050)
Net income								28,191		28,191
Balance, January 31, 2025	5,195,302	$64	729,349	$8	5,600	$135,299	$753,357	$99,658	$(176,960)	$811,426
Stock options, amortization and issuances										-
Preferred dividend declared ($476.56 per share)								(2,669)		(2,669)
Restricted stock amortization, issuances and forfeitures							4,233			4,233
Conversion of Class B to Class A common stock	4		(4)							-
Share repurchases	(126,448)								(12,346)	(12,346)
Net income								19,726		19,726
Balance, April 30, 2025	5,068,858	$64	729,345	$8	5,600	$135,299	$757,590	$116,715	$(189,306)	$820,370

See notes to condensed consolidated financial statements (unaudited).

 HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	April 30,
	2026	2025
Cash flows from operating activities:
Net income	$20,264	$47,917
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,813	5,321
Stock-based compensation	3,401	7,881
Amortization of debt discounts, premiums and deferred financing costs	4,750	(1,384)
Gain on sale of property and assets	(3,732)	(952)
Gain on consolidation of joint venture	(26,830)	-
Gain on assets contributed to joint venture	-	(22,683)
Income from unconsolidated joint ventures	(2,334)	(18,248)
Distributions of earnings from unconsolidated joint ventures	-	2,160
Gain on extinguishment of debt	-	(399)
Inventory impairments and land option write-offs	11,109	4,096
Decrease (increase) in assets:
Inventories	96,296	(80,574)
Receivables, deposits and notes	(27,021)	3,475
Origination of mortgage loans	(738,270)	(778,632)
Sale of mortgage loans	727,576	809,548
Deferred tax assets	7,451	16,521
(Decrease) increase in liabilities:
Accounts payable, accrued interest and other liabilities	(30,500)	(31,646)
Customers’ deposits	24,816	4,023
Net cash provided by (used in) operating activities	73,789	(33,576)
Cash flows from investing activities:
Proceeds from sale of property and assets	4,192	1,522
Purchase of property, equipment, and other fixed assets	(12,122)	(10,004)
Investment in and advances to unconsolidated joint ventures, net of reimbursements	(54,858)	(28,889)
Distributions of capital from unconsolidated joint ventures	-	4,425
Acquisitions of business, net of cash acquired	31,517	-
Net cash used in investing activities	(31,271)	(32,946)
Cash flows from financing activities:
Proceeds from mortgages and notes	48,799	105,552
Payments related to mortgages and notes	(50,843)	(119,069)
Proceeds from model sale leaseback financing programs	11,933	25,914
Payments related to model sale leaseback financing programs	(15,080)	(7,105)
Proceeds from land bank financing programs	66,306	55,215
Payments related to land bank financing programs	(55,225)	(40,671)
Net proceeds (payments) related to mortgage warehouse lines of credit	7,232	(36,830)
Payments related to senior notes, senior secured notes and senior unsecured term loan	-	(26,588)
Contributions from noncontrolling interest	1,120	-
Preferred dividends paid	(5,338)	(5,338)
Treasury stock purchases	(18,545)	(30,396)
Deferred financing costs from land banking financing programs and note issuances	(1,137)	(1,705)
Net cash used in financing activities	(10,778)	(81,021)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	31,740	(147,543)
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	318,647	266,761
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$350,387	$119,218

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$310,925	$73,980
Homebuilding: Restricted cash and cash equivalents	9,935	9,031
Financial Services: Cash and cash equivalents, included in financial services assets	5,065	4,705
Financial Services: Restricted cash and cash equivalents, included in financial services assets	24,462	31,502
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$350,387	$119,218

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

In the first quarter of fiscal 2026, we acquired a controlling financial interest in a previously unconsolidated joint venture in the Kingdom of Saudi Arabia ("KSA"). As part of the transaction, we consolidated the assets and liabilities of KSA, resulting in an increase of $88.3 million to inventory, $24.0 million to other assets, $0.5 million to property and equipment, $132.4 million to customer deposits and $28.4 million to accounts payable, along with $1.9 million in noncontrolling interest.

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

For the three and six months ended April 30, 2026, stock-based compensation expense was $1.8 million ($1.8 million net of tax) and $3.4 million ($2.4 million net of tax), respectively. For the three and six months ended April 30, 2025, stock-based compensation expense was $4.2 million ($3.1 million net of tax) and $7.9 million ($5.7 million net of tax), respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2026	2025	2026	2025
Interest capitalized at beginning of period	$43,397	$52,884	$43,263	$57,671
Plus interest incurred(1)	31,795	29,832	61,362	59,687
Less cost of sales interest expensed	(15,966)	(19,938)	(32,557)	(39,294)
Less other interest expensed(2)	(12,490)	(9,145)	(24,648)	(18,662)
Less interest contributed to unconsolidated joint ventures(3)	-	-	(1,109)	(5,769)
Plus interest acquired from unconsolidated joint ventures(4)	-	-	425	-
Interest capitalized at end of period(5)	$46,736	$53,633	$46,736	$53,633

(1)	Amounts do not include interest incurred by our mortgage and finance subsidiaries.
(2)

During the three and six months ended April 30, 2026 and 2025, respectively, our inventory under development exceeded our debt, therefore, all of the related interest incurred qualified for interest capitalization. Other interest includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed as incurred.

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

We had 416 and 482 communities under development and held for future development or sale at April 30, 2026 and 2025, respectively, which we evaluated for impairment indicators (i.e., those with a projected operating loss). We performed undiscounted future cash flow analyses during the three and six months ended April 30, 2026 for six communities, with an aggregate carrying value of $32.5 million. As a result of our analyses, we identified impairment indicators in four of those communities in our Southeast and West segments, with an aggregate carrying value of $21.7 million during both the three and six months ended April 30, 2026. The impairment analyses resulted in an impairment of $5.3 million, included within "Inventory impairments and land option write-offs" in the Condensed Consolidated Statement of Operations and deducted from inventory. We identified impairment indicators in one community in our Northeast segment with an aggregate carrying value of $5.4 million during both the three and six months ended April 30, 2025. The impairment analysis resulted in an impairment of $1.2 million during the period, included within "Inventory impairments and land option write-offs" in the Condensed Consolidated Statement of Operations and deducted from inventory.

Write-offs of options, engineering and capitalized interest costs are recorded in "Inventory impairments and land option write-offs" when we redesign communities, abandon certain engineering costs or do not exercise options in various locations because the pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $3.4 million and $1.9 million for the three months ended April 30, 2026 and 2025, respectively, and $5.8 million and $2.9 million for the six months ended April 30, 2026 and 2025, respectively. The number of lots walked away from during the three months ended April 30, 2026 and 2025 were 2,015 and 2,463, respectively, and 2,750 and 4,897 during the six months ended April 30, 2026 and 2025, respectively. The walk-aways during the first half of fiscal 2026 and 2025 occurred across each of our reportable segments.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement and the ability to repurchase model homes with below market options, for accounting purposes in accordance with ASC 606, these sale and leaseback transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets as of April 30, 2026 and October 31, 2025, included inventory of $73.0 million and $74.3 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $73.2 million and $75.6 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to a land banker and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606, these transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets as of April 30, 2026 and October 31, 2025, included inventory of $296.1 million and $258.6 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $180.2 million and $169.1 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

As a result of our analyses, we have concluded we are not the primary beneficiary and do not have a controlling financial interest of any of the land or lots under option purchase contracts at either April 30, 2026 or October 31, 2025.

As of April 30, 2026 and October 31, 2025, we had total cash deposits amounting to $340.8 million and $333.2 million, respectively, to purchase land and lots with a total purchase price of $3.4 billion and $2.8 billion, respectively. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property. On rare occasions some deposits are refundable at our request or refundable if certain conditions are not met.

Our investments in homebuilding and land development joint ventures consist of equity interests that, in total, provide us with partner investment returns and management fees. All major decision making in our joint ventures is shared among all partner(s). In particular, business plans and budgets are generally required to be unanimously approved by all partner(s). Usually, management and other fees earned by us are nominal and believed to be at market and there is no significant economic disproportionality between us and our partner(s). As a result of our analyses, we have concluded we are not the primary beneficiary and do not have a controlling financial interest of any of our homebuilding and land development joint ventures at either April 30, 2026 or October 31, 2025.

6.	Warranty Costs

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. For homes to be delivered in fiscal 2026 and previously delivered in 2025, our annual deductible under our general liability insurance is or was $40.0 million and $30.0 million, respectively, aggregated for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2026 is $0.5 million and in fiscal 2025 was $0.25 million, with $0.5 million for action over claims and a $30.0 million limit in both fiscal 2026 and 2025. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs at the time each home is closed and control is transferred to the homebuyer. Additions, charges and changes in the warranty reserve and general liability reserve for the three and six months ended April 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2026	2025	2026	2025
Balance, beginning of period	$105,482	$90,790	$103,824	$89,391
Additions – Selling, general and administrative	2,150	2,547	4,189	5,094
Additions – Cost of sales	1,410	2,116	2,783	4,218
Charges incurred during the period	(3,912)	(3,479)	(7,338)	(6,355)
Changes to pre-existing reserves (1)	(1,491)	(174)	181	(548)
Balance, end of period	$103,639	$91,800	$103,639	$91,800

(1) Includes reserve balances acquired from unconsolidated joint ventures, as discussed in Note 18.

7.	Commitments and Contingent Liabilities

We are involved in litigation, claims and other proceedings arising in the ordinary course of business. The significant majority of our litigation matters are related to construction defect claims. Our estimated losses from construction defect litigation matters, if any, are included in our construction defect reserves. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our financial position, results of operations or cash flows.

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

8.	Cash Equivalents, Restricted Cash and Customers' Deposits

Cash equivalents include certificates of deposit, U.S. Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major high credit quality financial institutions. As of April 30, 2026 and October 31, 2025, $8.8 million and $11.9 million, respectively, of our total cash and cash equivalents was in cash equivalents and restricted cash equivalents.

Homebuilding "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheets totaled $9.9 million and $12.6 million as of April 30, 2026 and October 31, 2025, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities (see Note 12).

Financial services restricted cash and cash equivalents, which are included in "Financial services" assets on the Condensed Consolidated Balance Sheets, totaled $24.5 million and $27.7 million as of April 30, 2026 and October 31, 2025, respectively. Included in these balances were (1) financial services customers’ deposits of $22.2 million and $25.4 million at April 30, 2026 and October 31, 2025, respectively, which are subject to restrictions on our use, and (2) restricted cash under the terms of our mortgage warehouse lines of credit of $2.3 million at both April 30, 2026 and October 31, 2025.

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

We rent certain office space for use in our operations. Our lease population at April 30, 2026 is comprised of operating leases where we are the lessee, primarily for our corporate office and division offices.

Lease costs are included in our Condensed Consolidated Statements of Operations, primarily in "Selling, general and administrative" homebuilding expenses, and payments on our lease liabilities are presented in the table below.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2026	2025	2026	2025
Operating lease costs	$3,252	$2,837	$6,125	$5,832
Cash payments on lease liabilities	$2,916	$2,741	$5,745	$5,572

Operating right-of-use lease assets ("ROU assets") are included in "Prepaid expenses and other assets" on our Condensed Consolidated Balance Sheets, while lease liabilities are included in "Accounts payable and other liabilities." During the six months ended April 30, 2026, we had an increase to ROU assets of $11.1 million and an increase to lease liabilities of $13.7 million primarily as a result of new leases and lease renewals, adjusted for lease incentives, that commenced during the period. During the six months ended April 30, 2026, we recognized $4.9 million of income included in "Other (income) expense, net" in our Condensed Consolidated Statements of Operations, due to the receipt of an early termination fee to leave office space in the Northeast segment before the lease maturity date. The following table contains additional information about our leases:

(In thousands)	April 30, 2026	October 31, 2025
ROU assets	$34,797	$23,671
Lease liabilities	$40,820	$27,090
Weighted-average remaining lease term (in years)	5.7	3.5
Weighted-average discount rate	8.1%	8.1%

Maturities of our operating lease liabilities as of April 30, 2026 are as follows:

Fiscal Year Ending October 31,	(In thousands)
2026 (excluding the six months ended April 30, 2026)	$6,131
2027	11,414
2028	8,454
2029	7,454
2030	5,768
2031 and thereafter	12,246
Total operating lease payments	51,467
Less: imputed interest	(10,647)
Present value of operating lease liabilities	$40,820

10.	Mortgage Loans Held for Sale

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

As of April 30, 2026 and October 31, 2025, $113.8 million and $107.6 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 11). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or the resale value of the home. The reserves for these estimated losses are included in “Financial services” liabilities on the Condensed Consolidated Balance Sheets. As of both April 30, 2026 and October 31, 2025, we had specific reserves for 9 identified mortgage loans as well as reserves for an estimate of future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and six months ended April 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2026	2025	2026	2025
Loan origination reserves, beginning of period	$2,085	$2,626	$2,016	$2,520
Provisions for estimated losses during the period	141	112	210	257
Payments/settlements	(58)	-	(58)	(39)
Loan origination reserves, end of period	$2,168	$2,738	$2,168	$2,738

11.	Mortgages

Nonrecourse

We had nonrecourse mortgage loans for certain communities totaling $32.7 million and $29.5 million, net of debt issuance costs, as of April 30, 2026 and October 31, 2025, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $55.2 million and $113.9 million, respectively. The weighted-average interest rate on these obligations was 7.2% and 7.4% at April 30, 2026 and October 31, 2025, respectively, and the mortgage loan payments primarily correspond to home deliveries.

Mortgage Loans

K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets.

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”), which was amended on March 24, 2026 to extend the maturity date to March 31, 2027, is a short-term borrowing facility that provides up to $50.0 million through its maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted Secured Overnight Financing Rate ("SOFR"), plus an applicable margin of 2.00% to 2.25%. As of April 30, 2026, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $16.0 million. As of October 31, 2025 there were no borrowings outstanding under the Chase Master Repurchase Agreement.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”) which was amended on March 4, 2026 to extend the maturity date to March 3, 2027, and is a short-term borrowing facility that provides up to $100.0 million through its maturity. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current SOFR, plus an applicable margin ranging from 2.125% to 4.5% based on the type of loan and the number of days outstanding on the warehouse line. As of April 30, 2026 and October 31, 2025, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $27.6 million and $17.8 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Hinsdale Bank & Trust Company, N.A. ("Hinsdale Master Repurchase Agreement") which is a short-term borrowing facility that provides up to $50.0 million through its maturity on July 13, 2026. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the One-Month Term SOFR, plus an applicable margin of 1.75% subject to a floor of 2.75%. As of April 30, 2026 and October 31, 2025, the aggregate principal amount of all borrowings outstanding under the Hinsdale Master Repurchase Agreement was $43.5 million and $35.9 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with PlainsCapital Bank ("PlainsCapital Master Repurchase Agreement"), which is a short-term borrowing facility that was amended on May 1, 2026 to reduce the borrowing limit from $75.0 million to $50.0 million and to extend the maturity date to May 31, 2027.  The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the Daily SOFR, plus an applicable margin of 2.125% subject to a floor of 5.5%. As of April 30, 2026 and October 31, 2025, the aggregate principal amount of all borrowings outstanding under the PlainsCapital Master Repurchase Agreement was $14.5 million and $40.6 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Hinsdale Master Repurchase Agreement and PlainsCapital Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis, the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2026, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

12.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of April 30, 2026 and October 31, 2025, were as follows:

(In thousands)	April 30, 2026	October 31, 2025
Senior Notes:
8.0% Senior Notes due April 1, 2031	$450,000	$450,000
8.375% Senior Notes due October 1, 2033	450,000	450,000
5.0% Senior Notes due February 1, 2040	24,968	24,968
Total Senior Notes	$924,968	$924,968
Senior Secured Revolving Credit Facility(1)	$-	$-
Subtotal senior notes and credit facilities	$924,968	$924,968
Net (discounts) premiums	$(10,887)	$(11,051)
Unamortized debt issuance costs	$(12,182)	$(13,199)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$901,899	$900,718

(1) At April 30, 2026, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans under the revolving credit facility have a maturity of June 30, 2028 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term SOFR (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 3.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the credit agreement governing our secured revolving credit facility (the “Secured Credit Facility”), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Secured Credit Facility and senior notes outstanding at April 30, 2026 (collectively, the “Notes Guarantors”).

The credit agreement governing the Secured Credit Facility and the indentures governing the senior notes (together, the "Debt Instruments") outstanding at April 30, 2026, do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur (including through exchanges or certain other types of transactions) indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the “Secured Revolving Loans”) made under the Credit Agreement, dated as of October 31, 2019, as amended, by and among K. Hovnanian, the Company, the other guarantors party thereto, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto (the "Secured Credit Agreement") or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the Secured Revolving Loans, material inaccuracy of representations and warranties, a change of control, the failure of the documents granting security for the obligations under the Secured Credit Agreement to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the Secured Credit Agreement to be valid and perfected. As of April 30, 2026, we believe we were in compliance with the covenants of the Debt Instruments.

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

Fiscal 2026

There were no transactions related to our debt securities during the six months ended April 30, 2026.

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

As of April 30, 2026, the collateral securing the Secured Credit Agreement included (1) $276.2 million of cash and cash equivalents, which included $6.1 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $624.0 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $144.8 million.

Unsecured Obligations

The 8.0% Senior Notes due 2031 (the "2031 Notes") bear interest at 8.0% per annum and mature on April 1, 2031. The 8.375% Senior Notes due 2033 (the "2033 Notes") bear interest at 8.375% per annum and mature on October 1, 2033. Interest on both of the 2031 Notes and 2033 Notes will be payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2026, to holders of record of the applicable series of notes at the close of business on March 15 or September 15, as the case may be, immediately preceding each such interest payment date. The 2031 Notes are redeemable, in whole or in part, at K. Hovnanian’s option at any time prior to April 1, 2028 at 100.0% of their principal amount plus an applicable “make-whole” amount. K. Hovnanian may also redeem some or all of the 2031 Notes at 104.0% of their principal amount commencing on April 1, 2028, at 102.0% of their principal amount commencing on April 1, 2029 and at 100.0% of their principal amount commencing April 1, 2030. In addition, K. Hovnanian may also redeem up to 40.0% of the aggregate principal amount of 2031 Notes prior to April 1, 2028 with the net cash proceeds from certain equity offerings at 108.0% of their principal amount. The 2033 Notes are redeemable, in whole or in part, at K. Hovnanian’s option at any time prior to October 1, 2028 at 100.0% of their principal amount plus an applicable “make-whole” amount. K. Hovnanian may also redeem some or all of the 2033 Notes at 104.188% of their principal amount commencing on October 1, 2028, at 102.094% of their principal amount commencing on October 1, 2029 and at 100.0% of their principal amount commencing on October 1, 2030. In addition, K. Hovnanian may also redeem up to 40.0% of the aggregate principal amount of 2033 Notes prior to October 1, 2028 with the net cash proceeds from certain equity offerings at 108.375% of their principal amount.

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

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $5.9 million and $6.2 million letters of credit outstanding at April 30, 2026 and October 31, 2025, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which is reflected in "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheets.

13.	Per Share Calculation

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to Hovnanian Enterprises, Inc.	$(284)	$19,726	$20,575	$47,917
Less: preferred stock dividends	(2,669)	(2,669)	(5,338)	(5,338)
Less: undistributed earnings allocated to participating securities	-	(144)	(4)	(350)
Numerator for basic (loss) earnings per share	$(2,953)	$16,913	$15,233	$42,229
Plus: undistributed earnings allocated to participating securities	-	144	4	350
Less: undistributed earnings reallocated to participating securities	-	(144)	(7)	(351)
Numerator for diluted (loss) earnings per share	$(2,953)	$16,913	$15,230	$42,228
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	6,416	6,411	6,453	6,464
Effect of dilutive securities:
Stock-based payments	-	540	456	547
Denominator for diluted earnings per share – weighted-average shares outstanding	6,416	6,951	6,909	7,011
Basic (loss) earnings per share	$(0.46)	$2.64	$2.36	$6.53
Diluted (loss) earnings per share	$(0.46)	$2.43	$2.20	$6.02

For the three months ended April 30, 2026, there were 400 thousand incremental shares attributed to nonvested stock and outstanding options to purchase common stock. These shares were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive. There were no anti-dilutive shares for the six months ended April 30, 2026 and for the three and six months ended April 30, 2025.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. We paid dividends of $2.7 million and $5.3 million on the Series A preferred stock for the three and six months ended April 30, 2026 and 2025, respectively.

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

During the six months ended April 30, 2026, we repurchased 175,905 shares under the stock repurchase program, with a market value of $18.5 million, or $104.98 per share. During the six months ended April 30, 2025, we repurchased 257,908 shares under the stock repurchase program, with a market value of $30.1 million, or $116.70 per share. The repurchased shares were added to "Treasury stock" on the Condensed Consolidated Balance Sheets. As of April 30, 2026, $57.9 million of our Class A common stock was available to be purchased under the stock repurchase program.

16.	Income Taxes

For the three and six months ended April 30, 2026, we recorded income tax expense of $0.9 million and $8.8 million, respectively, and $6.8 million and $18.5 million for the same periods in the prior year, respectively. For both the three and six months ended April 30, 2026, and both prior-year periods, the expense was primarily driven by federal and state tax expense on income before income taxes and permanent differences, partially offset by the generation of energy home credits. The federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards.

The Company recognizes deferred income taxes for deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in estimate of our deferred tax assets (“DTAs”) that may be realized in the future. At April 30, 2026, the Company has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize its DTAs, net of any state valuation allowances.

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

Financial information relating to our reportable segments was as follows:

	Three Months Ended April 30, 2026
(In thousands)	Northeast	Southeast	West	Financial Services	Total
Homebuilding revenues	$216,714	$73,193	$314,281	$-	$604,188
Financial services revenues	-	-	-	23,398	23,398
All other revenues (1)	35,369	33	2,411	-	37,813
Total revenues	252,083	73,226	316,692	23,398	665,399
Cost of sales (2)	191,756	67,787	295,955	-	555,498
Selling, general and administrative	16,294	9,560	22,142	-	47,996
Financial services expenses	-	-	-	13,361	13,361
Other segment items (3)	3,023	933	9,918	-	13,874
Total segment profit (loss)	$41,010	$(5,054)	$(11,323)	$10,037	$34,670
Corporate and unallocated (4)					34,331
Income before income taxes					$339

	Three Months Ended April 30, 2025
(In thousands)	Northeast	Southeast	West	Financial Services	Total
Homebuilding revenues	$256,415	$74,602	$319,297	$-	$650,314
Financial services revenues	-	-	-	21,318	21,318
All other revenues (1)	866	74	13,088	-	14,028
Total revenues	257,281	74,676	332,385	21,318	685,660
Cost of sales (2)	206,937	66,899	290,435	-	564,271
Selling, general and administrative	15,586	8,616	23,543	-	47,745
Financial services expenses	-	-	-	12,891	12,891
Other segment items (3)	(2,761)	(1,999)	5,097	-	337
Total segment profit	$37,519	$1,160	$13,310	$8,427	$60,416
Corporate and unallocated (4)					33,886
Income before income taxes					$26,530

	Six Months Ended April 30, 2026
(In thousands)	Northeast	Southeast	West	Financial Services	Total
Homebuilding revenues	$456,516	$147,424	$576,007	$-	$1,179,947
Financial services revenues	-	-	-	42,406	42,406
All other revenues (1)	70,164	94	2,742	-	73,000
Total revenues	526,680	147,518	578,749	42,406	1,295,353
Cost of sales (2)	406,711	136,203	540,397	-	1,083,311
Selling, general and administrative	33,543	18,114	42,108	-	93,765
Financial services expenses	-	-	-	26,596	26,596
Other segment items (3)	(12,347)	1,797	18,962	-	8,412
Total segment profit (loss)	$98,773	$(8,596)	$(22,718)	$15,810	$83,269
Corporate and unallocated (4)					54,228
Income before income taxes					$29,041

	Six Months Ended April 30, 2025
(In thousands)	Northeast	Southeast	West	Financial Services	Total
Homebuilding revenues	$538,063	$126,039	$633,126	$-	$1,297,228
Financial services revenues	-	-	-	38,260	38,260
All other revenues (1)	2,966	239	19,213	-	22,418
Total revenues	541,029	126,278	652,339	38,260	1,357,906
Cost of sales (2)	433,853	113,057	571,450	-	1,118,360
Selling, general and administrative	32,202	17,132	48,281	-	97,615
Financial services expenses	-	-	-	26,328	26,328
Other segment items (3)	(4,819)	(4,517)	10,195	-	859
Total segment profit	$79,793	$606	$22,413	$11,932	$114,744
Corporate and unallocated (4)					48,351
Income before income taxes					$66,393

(1)	Consists primarily of land sales revenue, interest income, and income from forfeited customer deposits due to contract cancellations.
(2)	Consists primarily of homebuilding and land sale costs, amortization of capitalized interest, inventory impairments and land option write-offs.
(3)	Consists primarily of other interest expensed, and income (loss) from unconsolidated joint ventures.
(4)

Consists primarily of corporate costs and shared services functions that are not allocated to the homebuilding or financial services reportable segments. In addition, includes the results of operations attributable to the KSA operating segment, which does not meet the quantitative thresholds for separate presentation as a reportable segment.

(In thousands)	April 30, 2026	October 31, 2025
Assets:
Northeast	$646,743	$672,021
Southeast	346,370	358,383
West	823,983	829,683
Total homebuilding	1,817,096	1,860,087
Financial services	158,486	151,211
Total assets	$1,975,582	$2,011,298

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

(In thousands)	April 30, 2026	October 31, 2025
Assets:
Cash and cash equivalents	$46,063	$104,066
Inventories	550,260	487,965
Other assets	8,073	128,385
Total assets	$604,396	$720,416
Liabilities and equity:
Accounts payable and accrued liabilities	$76,422	$305,153
Notes payable	102,807	121,948
Total liabilities	179,229	427,101
Equity of:
Hovnanian Enterprises, Inc.	144,800	160,903
Others	280,367	132,412
Total equity	425,167	293,315
Total liabilities and equity	$604,396	$720,416
Debt to capitalization ratio	19%	29%

As of April 30, 2026 and October 31, 2025, we had outstanding advances to unconsolidated joint ventures of $3.7 million and $2.6 million, respectively. These amounts were included in “Accounts payable and accrued liabilities” in the tables above. In some cases, our net investment in unconsolidated joint ventures is less than our proportionate share of equity reflected in the tables above because of differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. During the six months ended April 30, 2026 and 2025, we did not write-down any of our unconsolidated joint venture investments.

	Three Months Ended April 30,
(In thousands)	2026	2025
Revenues	$127,241	$146,139
Cost of sales and expenses	(116,297)	(133,957)
Joint venture net income	$10,944	$12,182
Our share of net (loss) income	$(1,106)	$9,043

	Six Months Ended April 30,
(In thousands)	2026	2025
Revenues	$200,951	$280,052
Cost of sales and expenses	(185,575)	(254,215)
Joint venture net income	$15,376	$25,837
Our share of net income	$2,334	$18,248

The reason “Our share of net (loss) income” in homebuilding joint ventures is higher or lower than the “Joint venture net income” in the tables above is a result of our varying ownership percentages in each investment. As of April 30, 2026 and 2025, respectively, we had investments in five and seven unconsolidated joint ventures, respectively, and our ownership in these joint ventures ranged from 20% to over 50%. Therefore, depending on mix, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a higher overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage; conversely, if the unconsolidated joint ventures in which we have lower sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a lower overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage. For the three and six months ended April 30, 2026, “Our share of net (loss) income” was less than the "Joint venture net income" due to two unconsolidated joint ventures with increased losses during the period for which we currently recognize a higher sharing percentage of the losses based on the joint venture agreements and two unconsolidated joint ventures with increased income during the period for which we currently recognize a lower sharing percentage of the income based on the joint venture agreements, slightly offset by the recognition of income from one unconsolidated joint venture that was dissolved in the first quarter of fiscal 2026.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint ventures' revenues. These management fees, which totaled $5.1 million and $6.2 million for the three months ended April 30, 2026 and 2025, respectively, and $8.0 million and $11.4 million for the six months ended April 30, 2026 and 2025, respectively, are recorded in “Selling, general and administrative” homebuilding expenses in the Condensed Consolidated Statements of Operations.

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

In accordance with ASC 805, the following fair values were assigned to assets acquired and liabilities assumed based on management’s estimates and assumptions. The purchase price allocation presented in our Condensed Consolidated Balance Sheets was as follows:

(In thousands)	January 1, 2026
Cash, cash equivalents and restricted cash	$35,300
Property and equipment, net	469
Sold and unsold homes and lots under development	82,887
Land and land options held for future development or sale	5,379
Receivables, deposits and notes, net	16,315
Prepaid expenses and other assets	7,682
Accounts payable and accrued liabilities	(28,430)
Customers' deposits	(132,358)
Net liabilities assumed	(12,756)
Goodwill	31,705
Noncontrolling interests	(1,895)
Gain on consolidation	(9,474)
Purchase price consideration	$7,580

The excess of purchase consideration over the fair value of the net liabilities acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of KSA, and is not deductible for income tax purposes. The results of KSA were included in the Condensed Consolidated Statement of Operations from the date of acquisition and included $0.2 million of revenue for KSA and loss before income taxes of $2.8 million for KSA for the six months ended April 30, 2026.

19.	Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures related to the rate reconciliation and information on income taxes paid. This guidance will be applied prospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2024. We are currently evaluating the potential impact the adoption of this guidance will have on our Condensed Consolidated Financial Statements.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 modernizes the accounting for the costs of internal-use software by removing all references to software development project stages so that the guidance is neutral to different software development methods. This guidance is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted and the amendments in this update may be applied on a retrospective, modified transition, or prospective basis. We are currently evaluating the potential impact that the adoption of this guidance will have on our Condensed Consolidated Financial Statements.

20.	Fair Value of Financial Instruments

We use a fair-value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	April 30,	October 31,
(In thousands)	Hierarchy	2026	2025

Mortgage loans held for sale (1)	Level 2	$122,324	$111,631

(1) The aggregate unpaid principal balance was $123.9 million and $112.1 million at April 30, 2026 and October 31, 2025, respectively.

Fair value of mortgage loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage loans with similar characteristics.

The financial services segment had a pipeline of loan applications in process of $597.2 million at April 30, 2026. Loans in process for which interest rates were committed to the borrowers totaled $59.0 million as of April 30, 2026. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments are expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

In addition, the financial services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At April 30, 2026, we had no open mandatory investor commitments to sell MBS.

Changes in fair value that are included in income are shown by financial instrument and financial statement line item, below:

	Three Months Ended April 30, 2026
	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Change in fair value included in financial services revenue	$(1,123)	$-	$-

	Three Months Ended April 30, 2025
	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Change in fair value included in financial services revenue	$(175)	$-	$-

	Six Months Ended April 30, 2026
	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Change in fair value included in financial services revenue	$(1,851)	$-	$-

	Six Months Ended April 30, 2025
	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Change in fair value included in financial services revenue	$(910)	$-	$-

Assets measured at fair value on a nonrecurring basis are those assets for which we have recorded valuation adjustments and write-offs during the three and six months ended April 30, 2026 and 2025. The assets measured at fair value on a nonrecurring basis are all within our homebuilding operations and are summarized below:

	Three Months Ended April 30, 2026
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Land and land options held for future development or sale	Level 3	$21,736	$(5,334)	$16,402

	Three Months Ended April 30, 2025
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Land and land options held for future development or sale	Level 3	$5,397	$(1,216)	$4,181

	Six Months Ended April 30, 2026
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Land and land options held for future development or sale	Level 3	$21,736	$(5,334)	$16,402

	Six Months Ended April 30, 2025
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Land and land options held for future development or sale	Level 3	$5,397	$(1,216)	$4,181

   We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the three and six months ended April 30, 2026, our discount rates used to determine the fair value ranged from 16.0% to 19.8%, respectively. We recorded inventory impairments of $5.3 million for both the three and six months ended April 30, 2026 and $1.2 million for both the three and six months ended April 30, 2025, which are included in the Condensed Consolidated Statements of Operations as "Inventory impairments and land option write-offs" and deducted from inventory.

The fair value of our cash equivalents, restricted cash and cash equivalents and customers' deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of our notes and credit facilities are listed below. Level 2 measurements are estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. Level 3 measurements are estimated based on third-party broker quotes or management’s estimate of the fair value based on available trades for similar debt instruments. As shown in the table below, our 8.0% Senior Notes due 2031, 8.375% Senior Notes due 2033 and 5.0% Senior Notes due 2040 were a Level 2 measurement at April 30, 2026 and October 31, 2025 due to recent trades for the same notes.

Fair Value as of April 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Senior Notes:
8.0% Senior Notes due April 1, 2031	-	453,785	-	453,785
8.375% Senior Notes due October 1, 2033	-	452,826	-	452,826
5.0% Senior Notes due February 1, 2040	-	16,235	-	16,235
Total fair value	$-	$922,846	$-	$922,846

Fair Value as of October 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Senior Notes:
8.0% Senior Notes due April 1, 2031	-	459,972	-	459,972
8.375% Senior Notes due October 1, 2033	-	461,192	-	461,192
5.0% Senior Notes due February 1, 2040	-	16,492	-	16,492
Total fair value	$-	$937,656	$-	$937,656

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder at April 30, 2026 and October 31, 2025.

21.	Transactions with Related Parties

From time to time, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman and Chief Executive Officer, and Alexander Hovnanian, our President, provides services to the Company. During the three months ended April 30, 2026 and 2025, the services provided by such engineering firm to the Company totaled $0.6 million and $0.2 million, respectively. During the six months ended April 30, 2026 and 2025, the services provided by such engineering firm to the Company totaled $0.8 million and $0.4 million, respectively. Neither the Company nor Messrs. Hovnanian have a financial interest in the relative’s company from whom the services were provided.

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

During fiscal 2025 and continuing through the first half of fiscal 2026, mortgage rates have fluctuated but still remain at a persistently high level. As a result, affordability generally remains challenging for homebuyers. We have stayed aggressive in our pricing, incentives and concessions in order to align with the current market.

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

Our emphasis on driving sales pace versus price resulted in domestic net contracts increasing by 1.0% in the second quarter of fiscal 2026 compared to the prior year second quarter and 2.0% for the six months ended April 30, 2026 compared to the same period of the prior year. Within the six-month period, net contracts fluctuated from month to month, reflecting ongoing shifts in market conditions and consumer sentiment, including increased hesitancy from buyers, which we believe was partially attributed to the Iran war. Even with the volatility in the broader economy and affordability constraints, we were able to raise prices or decrease incentives in approximately 44% of our domestic communities during the second quarter of fiscal 2026.

While the long-term fundamentals of the new home market remain favorable, there remains a great degree of uncertainty due to inflation, tariffs, the continued possibility of an economic recession, employment risk, geopolitical events and the potential for further mortgage rate increases. While we continue to experience some supply chain issues, we remain focused on continuing to shorten our construction cycle times and building on our national initiatives to drive down costs with our material providers and trade partners. The changing conditions in the housing market, and in the general economy, makes it difficult to predict how strongly our business will be impacted by these external factors over fiscal 2026 and beyond.

During the six months ended April 30, 2026, our cash position allowed us to spend $413.0 million on domestic land purchases and land development for long-term growth and repurchase $18.5 million of our common stock and still have total liquidity of $442.0 million, including $310.9 million of homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility as of April 30, 2026.

Information on our operating results for the three and six months ended April 30, 2026 are as follows:

● Sale of homes revenues decreased to $604.2 million for the three months ended April 30, 2026 from $650.3 million for the three months ended April 30, 2025, and was $1.2 billion for the six months ended April 30, 2026 and $1.3 billion for the six months ended April 30, 2025. There was an 11.8% and 12.1% decrease in the number of home deliveries for the three and six months ended April 30, 2026, respectively, compared to the same periods of the prior year, partially offset by an increase in average price of 5.3% and 3.4% for the three and six months ended April 30, 2026, respectively, compared to the same periods of the prior year.

● Gross margin dollars decreased 31.0% and 36.0% for the three and six months ended April 30, 2026, respectively, as compared to the same periods of the prior year. Gross margin percentage decreased to 10.2% for both the three and six months ended April 30, 2026 from 13.8% and 14.5% for the three and six months ended April 30, 2025, respectively. Gross margin percentage, before cost of sales interest expense and land charges, decreased to 14.3% for the three months ended April 30, 2026 from 17.3% for the three months ended April 30, 2025 and decreased to 13.9% for the six months ended April 30, 2026 from 17.8% for the six months ended April 30, 2025. The decrease in gross margin percentage was primarily due to increased use of incentives and concessions, including additional mortgage interest rate buydowns, to make our homes more affordable. In the current homebuilding environment, we remain focused on driving financial performance by increasing our sales pace versus achieving a higher gross margin.

● Selling, general and administrative costs (including corporate general and administrative expenses) ("Total SGA") was $84.0 million, or 12.6% of total revenues, in the three months ended April 30, 2026 compared with $80.6 million, or 11.7% of total revenues, in the three months ended April 30, 2025, and $168.0 million, or 12.9% of total revenues, in the six months ended April 30, 2026 compared with $167.5 million, or 12.3% of total revenues, in the six months ended April 30, 2025. The increase in Total SGA percentage is primarily due to the decrease in sale of homes revenue for the same periods of the prior year.

● Income before income taxes decreased to $0.3 million for the three months ended April 30, 2026 from $26.5 million for the three months ended April 30, 2025 and decreased to $29.0 million for the six months ended April 30, 2026 from $66.4 million for the six months ended April 30, 2025. Net income decreased to a loss of $0.6 million for the three months ended April 30, 2026 from $19.7 million for the three months ended April 30, 2025 and decreased to $20.3 million for the six months ended April 30, 2026 from $47.9 million for the six months ended April 30, 2025. Included in income before income taxes for the three months ended April 30, 2026 and 2025 were land sales of $33.5 million and $12.6 million, respectively. Included in income before income taxes for the six months ended April 30, 2026 and 2025 was a $26.8 million gain on consolidation of joint ventures and a $22.7 million gain on the contribution of assets to a new joint venture, respectively, along with land sales of $68.2 million and $19.4 million, respectively. Earnings per share, both basic and diluted, decreased to a loss of $(0.46) for the three months ended April 30, 2026 compared to $2.64 and $2.43, respectively, for the three months ended April 30, 2025. Earnings per share, basic and diluted, decreased to $2.36 and $2.20, respectively, for the six months ended April 30, 2026 compared to $6.53 and $6.02, respectively, for the six months ended April 30, 2025.

● Net domestic contracts increased 1.0% and 2.0% for the three and six months ended April 30, 2026, respectively, compared to the same periods of the prior year. The increase for the three and six months ended is primarily due to our current strategy of using increased incentives to drive sales pace, although the incentives needed decreased this quarter from the first quarter of fiscal 2026.

● Net domestic contracts per active selling community increased slightly to 11.3 and 21.2 for the three and six months ended April 30, 2026, respectively, compared to 11.2 and 20.8 in the same periods of the prior year.

● Domestic contract backlog decreased from 1,711 homes at April 30, 2025 to 1,613 homes at April 30, 2026, and the dollar value of domestic contract backlog decreased to $938.4 million, a 5.0% decrease in dollar value compared to the prior year, as our domestic backlog conversion ratio has increased from the prior year period due to increased sales of QMI homes that were both sold and delivered within the quarter.

Results of Operations

Total Revenues

Compared to the same period in the prior year, revenues (decreased) increased as follows:

	Three Months Ended
		Variance
		2026
	April 30,	Compared	April 30,
(Dollars in thousands)	2026	to 2025	2025
Homebuilding:
Sale of homes	$604,188	$(46,126)	$650,314
Land sales	33,502	20,898	12,604
Other revenues	6,557	4,322	2,235
Financial services	23,398	2,080	21,318
Total change	$667,645	$(18,826)	$686,471
Total revenues percent change		(2.7)%

	Six Months Ended
		Variance
		2026
	April 30,	Compared	April 30,
(Dollars in thousands)	2026	to 2025	2025
Homebuilding:
Sale of homes	$1,179,947	$(117,281)	$1,297,228
Land sales	68,214	48,784	19,430
Other revenue	9,030	3,854	5,176
Financial services	42,406	4,146	38,260
Total change	$1,299,597	$(60,497)	$1,360,094
Total revenues percent change		(4.4)%

Homebuilding: Sale of Homes

For the three months ended April 30, 2026, sale of homes revenues decreased 7.1% compared to the same period in the prior year. The sale of homes revenue decreased due to an 11.8% decrease in homes delivered, partially offset by a 5.3% increase in the average price per home for the three months ended April 30, 2026 compared with the prior year period. The average price per home increased to $532,794 in the three months ended April 30, 2026 from $506,081 in the three months ended April 30, 2025. For the six months ended April 30, 2026, sale of homes revenues decreased 9.0% compared to the same period in the prior year. The sale of homes revenues decreased due to a 12.1% decrease in homes delivered, partially offset by a 3.4% increase in the average price per home for the six months ended April 30, 2026 compared to the same period in the prior year. The average price per home increased to $528,413 in the six months ended April 30, 2026 from $510,921 in the six months ended April 30, 2025. The increase in average price was the result of the geographic and community mix of our deliveries. For further detail on changes in segment revenues see “Homebuilding: Operations by Segment” below. For further detail on land sales and other revenues, see “Homebuilding: Land Sales and Other Revenues” below.

Information on the sale of homes is set forth in the table below:

	Three Months Ended April 30,		Six Months Ended April 30,
(Dollars in thousands, except average sales price)	2026	2025	2026	2025
Consolidated total:
Housing revenues	$604,188	$650,314	$1,179,947	$1,297,228
Homes delivered	1,134	1,285	2,233	2,539
Average sales price	$532,794	$506,081	$528,413	$510,921

Unconsolidated joint ventures: (1)
Housing revenues	$125,914	$144,495	$198,305	$276,271
Homes delivered	181	207	299	404
Average sales price	$695,657	$698,043	$663,227	$683,839

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

Homebuilding: Land Sales and Other Revenues

Land sales and other revenues increased $25.2 million and $52.6 million for the three and six months ended April 30, 2026, respectively, compared to the same periods in the prior year. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were three and four land sales during the three and six months ended April 30, 2026, respectively, and two and three land sales in the three and six months ended April 30, 2025, respectively. Land sales revenues increased $20.9 million and $48.8 million during the three and six months ended April 30, 2026, respectively, compared to the same periods in the prior year.

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(Dollars in thousands)	2026	2025	2026	2025
Sale of homes	$604,188	$650,314	$1,179,947	$1,297,228
Cost of sales, excluding interest expense and land charges	517,665	537,600	1,016,078	1,066,345
Homebuilding gross margin, before cost of sales interest expense and land charges	86,523	112,714	163,869	230,883
Cost of sales interest expense, excluding land sales interest expense	15,872	19,938	32,439	38,676
Homebuilding gross margin, after cost of sales interest expense, before land charges	70,651	92,776	131,430	192,207
Land charges	8,750	3,056	11,109	4,096
Homebuilding gross margin	$61,901	$89,720	$120,321	$188,111
Homebuilding gross margin percentage	10.2%	13.8%	10.2%	14.5%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	14.3%	17.3%	13.9%	17.8%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	11.7%	14.3%	11.1%	14.8%

Cost of sales as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Sale of homes	100.0%	100.0%	100.0%	100.0%
Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	73.9%	71.5%	73.9%	71.2%
Commissions	3.3%	3.2%	3.2%	3.1%
Financing concessions	4.3%	3.7%	4.2%	3.5%
Overheads	4.2%	4.3%	4.8%	4.4%
Total cost of sales, excluding interest expense and land charges	85.7%	82.7%	86.1%	82.2%
Cost of sales interest	2.6%	3.0%	2.8%	3.0%
Land charges	1.5%	0.5%	0.9%	0.3%

Homebuilding gross margin percentage	10.2%	13.8%	10.2%	14.5%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	14.3%	17.3%	13.9%	17.8%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	11.7%	14.3%	11.1%	14.8%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margin percentage decreased to 10.2% for both the three and six months ended April 30, 2026, compared to 13.8% and 14.5% for the prior year periods. Total homebuilding gross margin percentage, before cost of sales interest expense and land charges decreased to 14.3% and 13.9% for the three and six months ended April 30, 2026, respectively, compared to 17.3% and 17.8% for the three and six months ended April 30, 2025, respectively. The decrease in gross margin percentage for the three and six months ended April 30, 2026 was primarily due to increased use of incentives and concessions, including additional mortgage interest rate buydowns, to make our homes more affordable.

Land and lot sale expenses and gross margins are set forth below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2026	2025	2026	2025
Land and lot sales	$33,502	$12,604	$68,214	$19,430
Cost of sales, excluding interest	13,396	5,689	24,614	10,234
Land and lot sales gross margin, excluding interest	20,106	6,915	43,600	9,196
Land and lot sales interest expense	94	-	118	618
Land and lot sales gross margin, including interest	$20,012	$6,915	$43,482	$8,578

Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may fluctuate significantly.

Homebuilding: Inventory Impairments and Land Option Write-Offs

Inventory impairments and land option write-offs reflects certain inventories we have either written off or written down to their estimated fair value totaling $8.8 million and $3.1 million in expense for the three months ended April 30, 2026 and 2025, respectively, and $11.1 million and $4.1 million during the six months ended April 30, 2026 and 2025, respectively. Inventory impairments amounted to $5.3 million during both the three and six months ended April 30, 2026 and $1.2 million during both the three and six months ended April 30, 2025. The impairments recorded for fiscal 2026 were for two communities in the Southeast segment and two communities in the West segment. The impairment recorded for fiscal 2025 was for one community in the Northeast segment. We wrote-off residential land option, approval and engineering costs across each of our segments during the first half of both fiscal 2026 and 2025.

Homebuilding: Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses increased $5.9 million to $57.0 million for the three months ended April 30, 2026 and increased $2.0 million to $107.3 million for the six months ended April 30, 2026 compared to the same periods in the prior year. The increase for the three and six months ended April 30, 2026 compared to the same periods in the prior year was primarily due to the cost of annual merit increases and a decrease in unconsolidated joint venture deliveries, where we receive a management fee on each delivery, which offsets our SGA expenses incurred with respect to the applicable joint venture.

Homebuilding: Key Performance Indicators

Net Domestic Contracts Per Active Selling Community

Net domestic contracts per active selling community for the three and six months ended April 30, 2026 were 11.3 and 21.2, respectively, compared to 11.2 and 20.8 for the same periods in the prior year, respectively. Our reported level of domestic sales contracts (net of cancellations) continues to be driven by customer demand for our available QMI homes. This approach of offering a strong selection of QMI homes allows customers to take advantage of available incentives and purchase homes quickly and affordably.

Domestic Contract Cancellation Rates

The following table provides historical quarterly cancellation rates, which represents the number of cancelled domestic contracts in the quarter divided by the number of gross domestic sales contracts executed in the quarter, excluding unconsolidated joint ventures:

Quarter	2026	2025	2024	2023	2022
First	14%	16%	14%	30%	14%
Second	17%	15%	14%	18%	17%
Third		19%	17%	16%	27%
Fourth		17%	18%	25%	41%

The following table provides quarterly domestic contract cancellations as a percentage of the beginning domestic backlog, excluding unconsolidated joint ventures:

Quarter	2026	2025	2024	2023	2022
First	16%	14%	10%	16%	8%
Second	21%	15%	13%	16%	9%
Third		17%	12%	12%	8%
Fourth		17%	15%	13%	13%

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

Contract Backlog

Our consolidated sales contracts and homes in contract backlog, excluding unconsolidated joint ventures, is set forth below:

	Net Contracts for the		Net Contracts for the
	Three Months Ended		Six Months Ended		Contract Backlog as of
	April 30,		April 30,		April 30,
(Dollars in thousands)	2026	2025	2026	2025	2026	2025
Northeast:
Dollars	$299,449	$261,796	$525,909	$513,432	$451,132	$506,850
Number of homes	539	497	951	937	775	824

Southeast:
Dollars	$81,333	$83,871	$172,673	$159,970	$120,014	$155,904
Number of homes	166	168	348	304	212	266

West (1):
Dollars	$379,146	$360,952	$726,181	$676,484	$367,249	$325,472
Number of homes	707	733	1,355	1,362	626	621

Domestic subtotal:
Dollars	$759,928	$706,619	$1,424,763	$1,349,886	$938,395	$988,226
Number of homes	1,412	1,398	2,654	2,603	1,613	1,711

KSA:
Dollars	$4,497	$-	$4,497	$-	$185,964	$-
Number of homes	19	-	19	-	765	-

Consolidated total (1):
Dollars	$764,425	$706,619	$1,429,260	$1,349,886	$1,124,359	$988,226
Number of homes	1,431	1,398	2,673	2,603	2,378	1,711

(1) Excludes eight consolidated homes and $5.0 million of contract backlog related to the assets and liabilities contributed from the West segment to a joint venture we entered into during the three months ended January 31, 2025.

Domestic contract backlog dollars decreased 5.0% as of April 30, 2026 compared to April 30, 2025, and the number of homes in domestic backlog decreased 5.7% for the same period. The decrease in domestic contract backlog dollars and number of homes as of April 30, 2026 compared to April 30, 2025, was primarily driven by an increase in sales of QMI homes and improved domestic contract backlog conversion.

Homebuilding: Results by Reportable Segment

Financial information relating to our homebuilding operations by reportable segment was as follows:

	Three Months Ended April 30,
(Dollars in thousands, except average sales price)	2026	2025	Variance	Variance %
Northeast
Homebuilding revenue	$252,083	$257,281	$(5,198)	(2.0)%
Income before income taxes	$41,010	$37,519	$3,491	9.3%
Homes delivered	386	450	(64)	(14.2)%
Average sales price	$561,435	$569,811	$(8,376)	(1.5)%

Southeast
Homebuilding revenue	$73,226	$74,676	$(1,450)	(1.9)%
(Loss) income before income taxes	$(5,054)	$1,160	$(6,214)	(535.7)%
Homes delivered	149	153	(4)	(2.6)%
Average sales price	$491,228	$487,601	$3,627	0.7%

West
Homebuilding revenue	$316,692	$332,385	$(15,693)	(4.7)%
(Loss) income before income taxes	$(11,323)	$13,310	$(24,633)	(185.1)%
Homes delivered	599	682	(83)	(12.2)%
Average sales price	$524,676	$468,176	$56,500	12.1%

	Six Months Ended April 30,
(Dollars in thousands, except average sales price)	2026	2025	Variance	Variance %
Northeast
Homebuilding revenue	$526,680	$541,029	$(14,349)	(2.7)%
Income before income taxes	$98,773	$79,793	$18,980	23.8%
Homes delivered	803	895	(92)	(10.3)%
Average sales price	$568,513	$601,188	$(32,675)	(5.4)%

Southeast
Homebuilding revenue	$147,518	$126,278	$21,240	16.8%
(Loss) income before income taxes	$(8,596)	$606	$(9,202)	(1,518.5)%
Homes delivered	307	277	30	10.8%
Average sales price	$480,208	$455,018	$25,190	5.5%

West
Homebuilding revenue	$578,749	$652,339	$(73,590)	(11.3)%
(Loss) income before income taxes	$(22,718)	$22,413	$(45,131)	(201.4)%
Homes delivered	1,123	1,367	(244)	(17.8)%
Average sales price	$512,918	$463,149	$49,769	10.7%

Northeast - Homebuilding revenue decreased 2.0% for the three months ended April 30, 2026 compared to the same period in the prior year. The decrease for the three months ended April 30, 2026 was attributed to a 14.2% decrease in homes delivered and a 1.5% decrease in average sales price, partially offset by a $34.5 million increase in land sales and other revenue. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment for the three months ended April 30, 2026 compared to some communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment for the three months ended April 30, 2025, which were no longer delivering in the second quarter of the current year.

Income before income taxes increased $3.5 million to $41.0 million for the three months ended April 30, 2026 as compared to the same period in the prior year. This was primarily due to the $34.5 million increase in land sales and other revenue, partially offset by a decrease in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

Homebuilding revenue decreased 2.7% for the six months ended April 30, 2026 compared to the same period in the prior year. The decrease for the six months ended April 30, 2026 was attributed to a 10.3% decrease in homes delivered and a 5.4% decrease in average sales price, partially offset by a $67.2 million increase in land sales and other revenue. The decrease in the average sales price was the result of new communities delivering lower priced, smaller single family homes, townhomes and affordable-housing homes in lower-end submarkets of the segment for the six months ended April 30, 2026 compared to some communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment for the six months ended April 30, 2025, which we are no longer delivering in the current year.

Income before income taxes increased $19.0 million to $98.8 million for the six months ended April 30, 2026 as compared to the same period in the prior year. This was primarily due to the $67.2 million increase in land sales and other revenue discussed above, partially offset by a decrease in gross margin percentage.

Southeast – Homebuilding revenue decreased 1.9% for the three months ended April 30, 2026 compared to the same period in the prior year. The decrease for the three months ended April 30, 2026 was attributed to a 2.6% decrease in homes delivered, while the average sales price was relatively flat with a 0.7% increase.

Income before income taxes decreased $6.2 million to a loss of $5.1 million for the three months ended April 30, 2026 compared to the same period in the prior year. This was primarily due to a $4.0 million increase in inventory impairments and land option write-offs, a $1.8 million decrease in income from unconsolidated joint ventures and a decrease in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

Homebuilding revenue increased 16.8% for the six months ended April 30, 2026 compared to the same period in the prior year. The increase was due to a 10.8% increase in homes delivered and a 5.5% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment for the six months ended April 30, 2026 compared to some communities delivering lower priced, smaller single family homes and build-for-rent homes in lower-end submarkets of the segment for the six months ended April 30, 2025, which we are no longer delivering in the current year.

Income before income taxes decreased $9.2 million to a loss of $8.6 million for the six months ended April 30, 2026 compared to the same period in the prior year. This was primarily due to a $5.1 million decrease in income from unconsolidated joint ventures, a $5.3 million increase in inventory impairments and land option write-offs, along with a decrease in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

West – Homebuilding revenue decreased 4.7% for the three months ended April 30, 2026 compared to the same period in the prior year. The decrease was due to a 12.2% decrease in homes delivered and a $10.7 million decrease in land sales and other revenue, partially offset by a 12.1% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment for the three months ended April 30, 2026 compared to some communities delivering lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment for the three months ended April 30, 2025, which we are no longer delivering in the current year.

Income before income taxes decreased $24.6 million to a loss of $11.3 million for the three months ended April 30, 2026 compared to the same period in the prior year. This is primarily due to the decrease in homebuilding revenue discussed above, a $3.6 million decrease in income from unconsolidated joint ventures, a $3.3 million increase in inventory impairments and land option write-offs and a significant decrease in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

Homebuilding revenue decreased 11.3% for the six months ended April 30, 2026 compared to the same period in the prior year. The decrease was due to a 17.8% decrease in homes delivered and a $16.5 million decrease in land sales and other revenue, partially offset by a 10.7% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment for the six months ended April 30, 2026 compared to some communities delivering lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment for the six months ended April 30, 2025, which we are no longer delivering in the current year.

Income before income taxes decreased $45.1 million to a loss of $22.7 million for the six months ended April 30, 2026 compared to the same period in the prior year. This is primarily due to the decrease in homebuilding revenue discussed above, a $7.1 million decrease in income from unconsolidated joint ventures, a $3.1 million increase in inventory impairments and land option write-offs and a significant decrease in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

Financial Services

Financial services consists primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. For the six months ended April 30, 2026 and 2025, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 35.5% and 40.6%, respectively, of our total loans. For the six months ended April 30, 2026 compared to the same period in the prior year, our conforming conventional loan originations as a percentage of our total loans increased from 58.5% to 62.9%. The origination of loans which exceed conforming conventions increased from 0.9% to 1.6% for the six months ended April 30, 2026 compared to the same period in the prior year.

During the three and six months ended April 30, 2026 and 2025, financial services provided $10.0 million and $15.8 million of income before income taxes, respectively, compared to $8.4 million and $11.9 million for the same periods in the prior year. The increase in financial services income before income taxes for the three and six months ended April 30, 2026 compared to the same periods in the prior year was primarily due to an increase in the basis point spread between the loans originated and the implied rate from our sale of the loans. In the markets served by our wholly owned mortgage banking subsidiaries, 83.6% and 78.1% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended April 30, 2026 and 2025, respectively, and 81.6% and 79.2% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the six months ended April 30, 2026 and 2025, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include operations at our headquarters in New Jersey. These expenses include payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased to $27.0 million for the three months ended April 30, 2026 compared to $29.5 million for the three months ended April 30, 2025 and decreased to $60.7 million for the six months ended April 30, 2026 compared to $62.2 million for the six months ended April 30, 2025. The decrease for the three months ended April 30, 2026 was primarily due to a decrease in bonus expense due to lower profitability. The decrease in the six months ended April 30, 2026 compared to the same period in the prior year was primarily due to lower stock compensation expense compared to the same period in the prior year and.

(Loss) Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures consists of our share of the earnings or losses of our unconsolidated joint ventures. Income from unconsolidated joint ventures decreased $10.1 million to a loss of $1.1 million for the three months ended April 30, 2026 and decreased $15.9 million to $2.3 million for the six months ended April 30, 2026 compared to the same periods in the prior year. The decrease was primarily due to less open for sale unconsolidated joint venture communities leading to fewer deliveries. Additionally, several joint venture communities are currently in the early stages of development and incurring typical start-up costs ahead of first deliveries.

Other Interest

                  Other interest increased $3.3 million to $12.5 million for the three months ended April 30, 2026 compared to the same quarter of the prior year and increased $6.0 million to $24.6 million for the six months ended April 30, 2026 compared to the same period of the prior year. Other interest increased primarily due to an increase in communities in planning, along with higher model lease financing activity during the period.

Income Taxes

For the three months ended April 30, 2026 and 2025, we recorded income tax expense of $0.9 million and $6.8 million, respectively. For the six months ended April 30, 2026 and 2025, we recorded income tax expense of $8.8 million and $18.5 million, respectively. For both the three and six months ended April 30, 2026 and 2025, the expense was primarily due to federal and state tax expense on income (loss) before income taxes and permanent differences, partially offset by energy home credits. Federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards.

Capital Resources and Liquidity

Overview

Our total liquidity at April 30, 2026 was $442.0 million, including $310.9 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. We believe that our cash on hand together with available borrowings on our senior secured revolving credit facility will be sufficient for at least the next 12 months to finance our working capital requirements.

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

Operating, Investing and Financing Cash Flow Activities

We spent $413.0 million on domestic land and land development during the first half of fiscal 2026. After land and land development spending and all other operating activities, including revenue received from deliveries, cash from operations was $73.8 million. During the first half of fiscal 2026, cash used in investing activities was $31.3 million, primarily due to a new joint venture entered into during the first half of fiscal 2026, along with spending on capitalized software, partially offset by net cash acquired through acquisitions. Cash used in financing activities was $10.8 million during the first half of fiscal 2026, primarily due to net payments for nonrecourse mortgage financings, net payments for model sale leaseback financings, treasury stock purchases and payments of preferred dividends, partially offset by net proceeds from our mortgage warehouse lines of credit and net proceeds from land banking financings. We intend to continue to use nonrecourse mortgages, model sale leasebacks, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the six months ended April 30, 2026 and 2025 were for operating expenses, land purchases, land deposits, land development, construction spending, nonrecourse mortgage transactions, model sale leasebacks, state income taxes, interest payments, preferred dividends, equity repurchases, investments in unconsolidated joint ventures and acquisitions. During these periods, we provided for our cash requirements from available cash on hand, home and land sales, land banking transactions, income from unconsolidated joint ventures, financial service revenues and other revenues.

Our net income historically does not approximate cash flow from operating activities. The difference between net income and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid expenses and other assets, mortgage loans held for sale, accrued interest, deferred income taxes, accounts payable and other liabilities, and noncash charges relating to depreciation, stock compensation and impairments. When we are expanding our operations, inventory levels, prepaid expenses and other assets increase, causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory, prepaid expenses and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes, net income is partially offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, causing us to generate positive cash flow from operations.

Debt Transactions

Senior notes and credit facilities balances as of April 30, 2026 and October 31, 2025, were as follows:

	April 30,	October 31,
(In thousands)	2026	2025
Senior Notes	$924,968	$924,968
Senior Secured Revolving Credit Facility (1)	-	-
Less: Net (discounts), premiums and unamortized debt issuance costs	(23,069)	(24,250)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$901,899	$900,718

(1) At April 30, 2026, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans under the revolving credit facility have a maturity of June 30, 2028 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 3.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

Except for K. Hovnanian, the issuer of the notes and borrower under the credit agreement governing our secured revolving credit facility (the "Secured Credit Facility"), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Secured Credit Facility and senior notes outstanding at April 30, 2026 (collectively, the “Notes Guarantors”).

The credit agreement governing the Secured Credit Facility and the indentures governing the senior notes (together, the “Debt Instruments”) outstanding at April 30, 2026 do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur (including through exchanges or certain other types of transactions) indebtedness, pay dividends, and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the “Secured Revolving Loans”) made under the Credit Agreement, dated as of October 31, 2019, as amended, by and among K. Hovnanian, the Company, the other guarantors party thereto, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto (the “Secured Credit Agreement”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the Secured Revolving Loans, material inaccuracy of representations and warranties, a change of control, the failure of the documents granting security for the obligations under the Secured Credit Agreement to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the Secured Credit Agreement to be valid and perfected. As of April 30, 2026, we believe we were in compliance with the covenants of the Debt Instruments.

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

Mortgages and Notes Payable

We had nonrecourse mortgage loans for certain communities totaling $32.7 million and $29.5 million, net of debt issuance costs, as of April 30, 2026 and October 31, 2025, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $55.2 million and $113.9 million, respectively. The weighted-average interest rate on these obligations was 7.2% and 7.4% at April 30, 2026 and October 31, 2025, respectively, and the mortgage loan payments primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian Mortgage, originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of April 30, 2026 and October 31, 2025, we had an aggregate of $101.6 million and $94.3 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

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

During the six months ended April 30, 2026, we repurchased 175,905 shares under the stock repurchase program, with a market value of $18.5 million, or $104.98 per share. During the six months ended April 30, 2025, we repurchased 257,908 shares under the stock repurchase program, with a market value of $30.1 million, or $116.70 per share. As of April 30, 2026, $57.9 million of our Class A common stock was available to be purchased under the stock repurchase program.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on the Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. We paid dividends of $2.7 million and $5.3 million on the Series A preferred stock for each of the three and six months ended April 30, 2026 and 2025, respectively.

Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures in various markets where our homebuilding operations are located. Investments in and advances to unconsolidated joint ventures decreased $15.0 million to $148.5 million at April 30, 2026 compared to October 31, 2025. The decrease was primarily due the consolidation of a previously unconsolidated joint venture during the period and an increase in our share of losses recognized for an existing unconsolidated joint venture, partially offset by a new joint venture entered into during the first quarter of fiscal 2026, along with an increase in our share of income recognized for two of our existing unconsolidated joint ventures during the period. As of April 30, 2026 and October 31, 2025, we had investments in five and six unconsolidated homebuilding joint ventures, respectively.

Inventories

Total inventory, excluding consolidated inventory not owned, increased $49.9 million to $1.4 billion at April 30, 2026 compared to October 31, 2025. Total inventory, excluding consolidated inventory not owned, increased by $116.5 million from the acquisition of a controlling interest and resulting consolidation of KSA and increased $1.3 million in the West. These increases were partially offset by decreases of $10.4 million in the Northeast and $57.5 million in the Southeast. The net decrease in our domestic inventory was primarily attributable to home deliveries, inventory impairments and land option write-offs, land sales, and inventory contributed to new unconsolidated joint ventures during the period, partially offset by new land purchases and land development. Substantially all homes under construction or completed and included in inventory at April 30, 2026 are expected to be delivered during the next six to nine months.

Consolidated inventory not owned, which consists of options related to land banking and model financing, increased $36.2 million from October 31, 2025 to April 30, 2026. The increase was primarily due to an increase in land banking transactions, partially offset by a decrease in the sale and leaseback of certain model homes during the period. We have land banking arrangements, whereby we sell land parcels to land bankers and they provide us with an option to purchase finished lots on a predetermined schedule. Because of our options to repurchase these parcels, these transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheet, at April 30, 2026, included inventory of $296.1 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $180.2 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement and the ability to repurchase model homes with below market options, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, our Condensed Consolidated Balance Sheet, at April 30, 2026, included inventory of $73.0 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $73.2 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

The following tables summarize home sites included in our total residential real estate. The decrease in total domestic home sites available at April 30, 2026 compared to October 31, 2025 is attributable to delivering homes and terminating certain option agreements, partially offset by acquiring new land parcels during the period.

		Active Selling	Proposed
	Active Selling	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
April 30, 2026:

Northeast	44	4,982	13,864	18,846
Southeast	24	1,840	3,712	5,552
West	57	6,010	3,240	9,250

Domestic subtotal	125	12,832	20,816	33,648

KSA	3	1,241	1,827	3,068

Consolidated total	128	14,073	22,643	36,716

Unconsolidated joint ventures (2)	23	2,522	467	2,989

Domestic Owned		3,440	1,209	4,649
Domestic Optioned		9,376	19,607	28,983
KSA Owned		-	340	340
KSA Optioned		1,241	1,487	2,728
Construction to permanent financing lots		16	-	16

Consolidated total		14,073	22,643	36,716

		Active Selling	Proposed
	Active Selling	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
October 31, 2025:

Northeast	46	4,844	14,138	18,982
Southeast	27	2,218	3,863	6,081
West	67	6,853	3,969	10,822

Consolidated total	140	13,915	21,970	35,885

Unconsolidated joint ventures (2)	20	3,631	2,294	5,925

Owned		3,982	1,514	5,496
Optioned		9,931	20,456	30,387
Construction to permanent financing lots		2	-	2

Consolidated total		13,915	21,970	35,885

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

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in substantially completed communities. The decrease in started or completed unsold homes from October 31, 2025 to April 30, 2026 is due to a concerted effort to manage inventory levels by aligning our starts pace with sales pace at each community.

	April 30, 2026			October 31, 2025
	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total
Northeast	172	17	189	257	23	280
Southeast	127	13	140	125	18	143
West	432	20	452	525	23	548

Domestic total (1)	731	50	781	907	64	971

Started or completed unsold homes and models per domestic active selling communities (2)	5.8	0.4	6.2	6.5	0.4	6.9

(1)	At April 30, 2026, KSA had no started unsold homes or models.
(2)

Domestic active selling communities (which are communities that are open for sale with ten or more home sites available) were 125 at April 30, 2026 and 140 at October 31, 2025. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Fluctuations

Goodwill

Goodwill increased to $31.7 million at April 30, 2026 from October 31, 2025 resulting from the acquisition of a controlling interest in KSA in the first quarter of fiscal 2026. See Note 18 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details on the KSA purchase price allocation. There was no goodwill recorded at October 31, 2025.

Customer Deposits

Customer deposits increased $159.8 million to $206.1 million at April 30, 2026 compared to October 31, 2025. The increase was primarily due to KSA stage payments that we receive as a home is constructed and recorded as deferred revenue.

Financial Services Assets and Liabilities

Financial services assets increased $7.3 million to $158.5 million at April 30, 2026, compared to October 31, 2025. Financial services assets consist primarily of residential mortgage receivables held for sale of which $120.4 million and $109.8 million at April 30, 2026 and October 31, 2025, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. The increase in mortgage loans held for sale from October 31, 2025 was primarily related to an increase in the volume of loans originated during the second quarter of fiscal 2026 compared to the fourth quarter of fiscal 2025 and an increase in the average loan value.

Financial services liabilities increased $6.2 million to $137.0 million at April 30, 2026 compared to October 31, 2025. The increase was primarily due to an increase in amounts outstanding under our mortgage warehouse lines of credit and directly correlates to the increase in the volume of mortgage loans held for sale during the period.

Inflation

                  The annual rate of inflation in the United States was 3.8% in April 2026, as measured by the Consumer Price Index, which is an increase from January 2026, but much improved from its peak of 9.1% in June 2022. Inflation has a long-term effect, because higher costs for land, materials and labor results in increasing sales prices of our homes. Historically, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, could substantially outpace increases in the income of potential purchasers and therefore limit our ability to raise home sale prices, which may result in lower gross margins.

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to 12 months. Construction costs for residential buildings represented approximately 47.8% of our homebuilding cost of sales for the six months ended April 30, 2026.

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
●

Shortages in, and price fluctuations of, raw materials and labor, including due to geopolitical events (such as the Iran war), changes in trade policies, including the imposition of tariffs and duties on homebuilding materials and products, and related trade disputes with, and retaliatory measures taken by other countries, and changes in immigration laws or the enforcement thereof and trends in labor migration;

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our long-term debt requires fixed interest payments and we have limited exposure to variable rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not significant. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of April 30, 2026, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long Term Debt as of April 30, 2026 by Fiscal Year of Maturity Date
								FV at
(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	4/30/2026
Long term debt(1)(2):
Fixed rate	$-	$-	$-	$-	$-	$924,968	$924,968	$922,846
Weighted average interest rate	-%	-%	-%	-%	-%	8.10%	8.10

(1)	Does not include mortgage warehouse lines of credit made under our Master Repurchase Agreements.
(2)

Does not include $32.7 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered. In addition, it does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of April 30, 2026. The revolving loans under the Secured Credit Facility have a maturity of June 30, 2028 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term SOFR (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 3.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian pays an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2026. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information with respect to our legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

On December 18, 2024, the Board authorized an incremental increase to our repurchase program and on April 11, 2025, the Board authorized another increase to our repurchase program, such that, inclusive of any amounts remaining under the existing repurchase authorization, as of April 11, 2025, we were authorized to repurchase up to $30.6 million of our Class A common stock. On February 27, 2026, our Board further authorized an incremental increase of $50.0 million to our repurchase program, such that, inclusive of any amounts remaining under the existing repurchase authorization, as of February 27, 2026, we were authorized to repurchase up to $67.4 million of our Class A common stock. Under the program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. As of April 30, 2026, $57.9 million of our Class A common stock was available to be purchased under the stock repurchase program.

The following table provides information relating to the Company’s repurchase of common stock for the second quarter of fiscal 2026.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2026 through February 28, 2026	-	-	-	$67,402,978
March 1, 2026 through March 31, 2026	63,201	$104.62	63,201	$60,790,684
April 1, 2026 through April 30, 2026	27,306	$104.55	27,306	$57,935,884

Item 5. OTHER INFORMATION

During the three months ended April 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10(a)*	Fourth Amended and Restated 2020 Hovnanian Enterprises, Inc. Stock Incentive Plan (Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed April 1, 2026).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2026 and October 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended April 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2026 and 2025, and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page from our Quarterly Report on Form 10-Q for the three months ended April 30, 2026, formatted in Inline XBRL (and contained in Exhibit 101).

*Management contracts or compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	June 2, 2026
/s/ ARA K. HOVNANIAN
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

DATE:	June 2, 2026
/s/ BRAD O’CONNOR
Brad O’Connor
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)