Form 10-Q
period 2026-07-31
HOVNANIAN ENTERPRISES INC
filed 2026-08-28
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,122,255 shares of Class A Common Stock and 837,635 shares of Class B Common Stock were outstanding as of August 25, 2026.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	July 31, 2026	October 31, 2025

ASSETS
Homebuilding:
Cash and cash equivalents	$249,090	$272,772
Restricted cash	9,208	12,608
Inventories:
Sold and unsold homes and lots under development	1,267,287	1,132,798
Land and land options held for future development or sale	178,913	171,793
Consolidated inventory not owned	348,244	332,879
Total inventories	1,794,444	1,637,470
Investments in and advances to unconsolidated joint ventures	155,086	163,469
Receivables, deposits and notes, net	49,603	26,454
Property and equipment, net	56,223	50,539
Goodwill	31,705	-
Deferred tax assets, net	224,442	229,617
Prepaid expenses and other assets	128,537	89,773
Total homebuilding	2,698,338	2,482,702

Financial services	162,720	151,211

Total assets	$2,861,058	$2,633,913

LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse mortgages secured by inventory, net of debt issuance costs	$32,411	$29,494
Accounts payable and other liabilities	466,507	438,920
Customers’ deposits	235,355	46,376
Liabilities from inventory not owned, net of debt issuance costs	228,622	244,723
Senior notes and credit facilities (net of discounts, premiums and debt issuance costs)	902,492	900,718
Accrued interest	33,017	11,874
Total homebuilding	1,898,404	1,672,105

Financial services	141,698	130,873

Total liabilities	2,040,102	1,802,978

Equity:
Hovnanian Enterprises, Inc. stockholders' equity:
Preferred stock, $0.01 par value - authorized 100,000 shares; issued and outstanding 5,600 shares with a liquidation preference of $140,000 at July 31, 2026 and October 31, 2025	135,299	135,299
Common stock, Class A, $0.01 par value - authorized 16,000,000 shares; issued 6,645,124 shares at July 31, 2026 and 6,503,722 shares at October 31, 2025	66	65
Common stock, Class B, $0.01 par value (convertible to Class A at time of sale) - authorized 2,400,000 shares; issued 865,304 shares at July 31, 2026 and 812,410 shares at October 31, 2025	9	8
Paid in capital - common stock	752,820	757,391
Retained Earnings	138,093	127,326
Treasury stock - at cost – 1,523,992 shares of Class A common stock at July 31, 2026 and 1,348,087 shares at October 31, 2025; 27,669 shares of Class B common stock at July 31, 2026 and October 31, 2025	(207,621)	(189,154)
Total Hovnanian Enterprises Inc. stockholders’ equity	818,666	830,935
Noncontrolling interest	2,290	-
Total equity	820,956	830,935
Total liabilities and equity	$2,861,058	$2,633,913

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Revenues:
Homebuilding:
Sale of homes	$679,042	$769,050	$1,858,989	$2,066,278
Land sales and other revenues	3,032	2,967	80,276	27,573
Total homebuilding	682,074	772,017	1,939,265	2,093,851
Financial services	23,672	28,566	66,078	66,826
Total revenues	705,746	800,583	2,005,343	2,160,677

Expenses:
Homebuilding:
Cost of sales, excluding interest	579,576	636,256	1,620,268	1,712,835
Cost of sales interest	19,098	26,868	51,655	66,162
Inventory impairments and land option write-offs	493	16,045	11,602	20,141
Total cost of sales	599,167	679,169	1,683,525	1,799,138
Selling, general and administrative	49,469	55,770	156,748	161,087
Total homebuilding expenses	648,636	734,939	1,840,273	1,960,225

Financial services	13,980	14,715	40,576	41,043
Corporate general and administrative	37,399	35,029	98,116	97,221
Other interest	11,377	7,149	36,025	25,811
Other expense (income), net (1)	526	460	(30,182)	(19,660)
Total expenses	711,918	792,292	1,984,808	2,104,640
Gain on extinguishment of debt, net	-	-	-	399
Income from unconsolidated joint ventures	3,397	15,511	5,731	33,759
(Loss) income before income taxes	(2,775)	23,802	26,266	90,195
(Benefit) provision for income taxes	(560)	7,187	8,217	25,663
Net (loss) income	(2,215)	16,615	18,049	64,532
Less: net (loss) income attributable to noncontrolling interest	(414)	-	(725)	-
Net (loss) income attributable to Hovnanian Enterprises, Inc.	(1,801)	16,615	18,774	64,532
Less: preferred stock dividends	2,669	2,669	8,007	8,007
Net (loss) income available to common stockholders	$(4,470)	$13,946	$10,767	$56,525

Per share data:
Basic:
Net (loss) income per common share	$(0.70)	$2.14	$1.65	$8.55
Weighted-average number of common shares outstanding	6,412	6,399	6,439	6,442
Assuming dilution:
Net (loss) income per common share	$(0.70)	$1.99	$1.55	$7.94
Weighted-average number of common shares outstanding	6,412	6,887	6,840	6,936

See notes to condensed consolidated financial statements (unaudited).

(1) Includes $26.8 million gain on consolidation of joint ventures for the nine months ended July 31, 2026, and $22.7 million gain on contribution of assets to a joint venture for the nine months ended July 31, 2025 (see note 18).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

THREE AND NINE MONTH PERIODS ENDED JULY 31, 2026

(In thousands, except share data)

(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In-Capital	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance, October 31, 2025	5,155,635	$65	784,741	$8	5,600	$135,299	$757,391	$127,326	$(189,154)	$-	$830,935
Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)
Restricted stock amortization, issuances and forfeitures	83,065	1					(4,387)				(4,386)
Conversion of Class B to Class A common stock	23		(23)								-
Changes in noncontrolling interest										1,895	1,895
Share repurchases, including excise taxes	(85,398)								(9,000)		(9,000)
Net income								20,859			20,859
Balance, January 31, 2026	5,153,325	$66	784,718	$8	5,600	$135,299	$753,004	$145,516	$(198,154)	$1,895	$837,634
Stock options, amortization and issuances	1,452		306				(68)				(68)
Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)
Restricted stock amortization, issuances and forfeitures	2,040						1,716				1,716
Conversion of Class B to Class A common stock	16		(16)								-
Changes in noncontrolling interest										1,120	1,120
Share repurchases, including excise taxes	(90,507)								(9,545)		(9,545)
Net loss								(284)		(311)	(595)
Balance, April 30, 2026	5,066,326	$66	785,008	$8	5,600	$135,299	$754,652	$142,563	$(207,699)	$2,704	$827,593
Stock options, amortization and issuances	8,342		2,903				(320)				(320)
Preferred dividend declared ($476.56 per share)								(2,669)			(2,669)
Restricted stock amortization, issuances and forfeitures	33,869		62,319	1			(1,512)				(1,511)
Conversion of Class B to Class A common stock	12,595		(12,595)								-
Share repurchases, including excise taxes									78		78
Net loss								(1,801)		(414)	(2,215)
Balance, July 31, 2026	5,121,132	$66	837,635	$9	5,600	$135,299	$752,820	$138,093	$(207,621)	$2,290	$820,956

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

 HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	July 31,
	2026	2025
Cash flows from operating activities:
Net income	$18,049	$64,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,536	8,513
Stock-based compensation	8,899	14,124
Amortization of debt discounts, premiums and deferred financing costs	7,075	(1,777)
Gain on sale of property and assets	(3,732)	(951)
Gain on consolidation of joint venture	(26,830)	-
Gain on assets contributed to joint venture	-	(22,683)
Income from unconsolidated joint ventures	(5,731)	(33,759)
Distributions of earnings from unconsolidated joint ventures	-	3,460
Gain on extinguishment of debt	-	(399)
Inventory impairments and land option write-offs	11,602	20,141
Decrease (increase) in assets:
Inventories	24,945	(45,586)
Receivables, deposits and notes	(39,861)	(2,163)
Origination of mortgage loans	(1,194,610)	(1,279,416)
Sale of mortgage loans	1,183,955	1,297,796
Deferred tax assets	5,175	20,244
(Decrease) increase in liabilities:
Accounts payable, accrued interest and other liabilities	(3,740)	(16,712)
Customers’ deposits	54,029	(6,159)
Net cash provided by operating activities	49,761	19,205
Cash flows from investing activities:
Proceeds from sale of property and assets	4,192	1,523
Purchase of property, equipment, and other fixed assets	(15,964)	(17,011)
Investment in and advances to unconsolidated joint ventures, net of reimbursements	(58,067)	(49,572)
Distributions of capital from unconsolidated joint ventures	-	4,425
Acquisitions of business, net of cash acquired	31,517	-
Net cash used in investing activities	(38,322)	(60,635)
Cash flows from financing activities:
Proceeds from mortgages and notes	58,466	152,747
Payments related to mortgages and notes	(60,829)	(191,384)
Proceeds from model sale leaseback financing programs	11,933	36,978
Payments related to model sale leaseback financing programs	(24,855)	(13,806)
Proceeds from land bank financing programs	80,086	159,819
Payments related to land bank financing programs	(84,513)	(85,117)
Net proceeds (payments) related to mortgage warehouse lines of credit	7,349	(21,504)
Payments related to senior notes, senior secured notes and senior unsecured term loan	-	(26,588)
Contributions from noncontrolling interest	1,120	-
Preferred dividends paid	(8,007)	(8,007)
Treasury stock purchases	(18,467)	(30,302)
Deferred financing costs from land banking financing programs and note issuances	(1,395)	(3,353)
Net cash used in financing activities	(39,112)	(30,517)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(27,673)	(71,947)
Cash and cash equivalents, and restricted cash and cash equivalents balance, beginning of period	318,647	266,761
Cash and cash equivalents, and restricted cash and cash equivalents balance, end of period	$290,974	$194,814

Reconciliation of Cash, cash equivalents and restricted cash
Homebuilding: Cash and cash equivalents	$249,090	$146,592
Homebuilding: Restricted cash and cash equivalents	9,208	12,155
Financial Services: Cash and cash equivalents, included in financial services assets	5,077	5,228
Financial Services: Restricted cash and cash equivalents, included in financial services assets	27,599	30,839
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$290,974	$194,814

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

Hovnanian Enterprises, Inc. (“HEI”) conducts all of its homebuilding and financial services operations through its consolidated subsidiaries (references herein to the “Company,” “we,” “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries).

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

During the third quarter of fiscal 2026, the Board approved certain grants under a new Performance Stock Units Program (the “2026 PSUs”) that also contain performance-based vesting conditions. The performance period for the 2026 PSUs commenced on June 12, 2026 and will end on April 30, 2027. Upon vesting, 50% of the awards, if any, are payable in shares of Company stock, subject to a mandatory two-year post-vesting hold period and approximately 50% of the awards, if any, are paid in cash based on the earned phantom stock units.

For the three and nine months ended July 31, 2026, stock-based compensation expense was $5.5 million ($5.5 million net of tax) and $8.9 million ($6.1 million net of tax), respectively. For the three and nine months ended July 31, 2025, stock-based compensation expense was $6.2 million ($4.4 million net of tax) and $14.1 million ($10.1 million net of tax), respectively.

3.	Interest

Interest costs incurred, expensed and capitalized were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2026	2025	2026	2025
Interest capitalized at beginning of period	$46,736	$53,633	$43,263	$57,671
Plus interest incurred(1)	30,222	28,523	91,584	88,210
Less cost of sales interest expensed	(19,098)	(26,868)	(51,655)	(66,162)
Less other interest expensed(2)	(11,377)	(7,149)	(36,025)	(25,811)
Less interest contributed to unconsolidated joint ventures(3)	-	-	(1,109)	(5,769)
Plus interest acquired from unconsolidated joint ventures(4)	-	-	425	-
Interest capitalized at end of period(5)	$46,483	$48,139	$46,483	$48,139

(1)	Amounts do not include interest incurred by our mortgage and finance subsidiaries.
(2)

During the three and nine months ended July 31, 2026 and 2025, respectively, our inventory under development exceeded our debt, therefore, all of the related interest incurred qualified for interest capitalization. Other interest includes interest on completed homes, land in planning and fully developed lots without homes under construction, which does not qualify for capitalization, and therefore, is expensed as incurred.

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

We had 427 and 452 communities under development and held for future development or sale at July 31, 2026 and 2025, respectively, which we evaluated for impairment indicators. During the nine months ended July 31, 2026, we performed undiscounted future cash flows analyses for six communities with an aggregate carrying value of $32.5 million. Based on the analyses, two communities in the Southeast segment and two communities in the West segment, with an aggregate carrying value of $21.7 million, were deemed impaired. The related impairment analyses resulted in an impairment charge of $5.3 million, which was included within “Inventory impairments and land option write-offs” in the Condensed Consolidated Statement of Operations and deducted from inventory. During the three months ended July 31, 2025, we identified impairment indicators in one community in the Northeast segment and three communities in the West segment, with an aggregate carrying value of $35.9 million. During the nine months ended July 31, 2025, we identified impairment indicators in two communities in the Northeast segment and three communities in the West segment with an aggregate carrying value of $41.3 million. The related impairment analyses resulted in impairment charges of $7.6 million and $8.8 million during the three and nine months ended July 31, 2025, respectively, which were included within “Inventory impairments and land option write-offs” in the Condensed Consolidated Statement of Operations and deducted from inventory.

Write-offs of options, engineering and capitalized interest costs are recorded in "Inventory impairments and land option write-offs" when we redesign communities, abandon certain engineering costs or do not exercise options in various locations because the pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. Total aggregate write-offs related to these items were $0.5 million and $8.4 million for the three months ended July 31, 2026 and 2025, respectively, and $6.3 million and $11.3 million for the nine months ended July 31, 2026 and 2025, respectively. The number of lots we walked away from during the three months ended July 31, 2026 and 2025 were 962 and 4,059, respectively, and 3,712 and 8,956 during the nine months ended July 31, 2026 and 2025, respectively. The walk-aways during the first three quarters of fiscal 2026 and 2025 occurred across each of our segments.

We sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement and the ability to repurchase model homes with below market options, for accounting purposes in accordance with ASC 606, these sale and leaseback transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets as of July 31, 2026 and October 31, 2025, included inventory of $63.1 million and $74.3 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $63.7 million and $75.6 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

We have land banking arrangements, whereby we sell our land parcels to a land banker and they provide us an option to purchase back finished lots on a predetermined schedule. Because of our options to repurchase these parcels, for accounting purposes in accordance with ASC 606, these transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheets as of July 31, 2026 and October 31, 2025, included inventory of $285.1 million and $258.6 million, respectively, recorded to “Consolidated inventory not owned” with a corresponding amount of $164.9 million and $169.1 million (net of debt issuance costs), respectively, recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

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

As a result of our analyses, we have concluded we are not the primary beneficiary and do not have a controlling financial interest of any of the land or lots under option purchase contracts at either July 31, 2026 or October 31, 2025.

As of July 31, 2026 and October 31, 2025, we had total cash deposits amounting to $348.8 million and $333.2 million, respectively, to purchase land and lots with a total purchase price of $3.4 billion and $2.8 billion, respectively. The maximum exposure to loss with respect to our land and lot options is limited to the deposits plus any pre-development costs invested in the property. On rare occasions some deposits are refundable at our request or refundable if certain conditions are not met.

Our investments in homebuilding and land development joint ventures consist of equity interests that, in total, provide us with partner investment returns and management fees. All major decision making in our joint ventures is shared among all partner(s). In particular, business plans and budgets are generally required to be unanimously approved by all partner(s). Usually, management and other fees earned by us are nominal and believed to be at market and there is no significant economic disproportionality between us and our partner(s). As a result of our analyses, we have concluded we are not the primary beneficiary and do not have a controlling financial interest of any of our homebuilding and land development joint ventures at either July 31, 2026 or October 31, 2025.

6.	Warranty Costs

We accrue for warranty costs that are covered under our existing general liability and construction defect policy as part of our general liability insurance deductible. For homes to be delivered in fiscal 2026 and previously delivered in 2025, our annual deductible under our general liability insurance is or was $40.0 million and $30.0 million, respectively, aggregated for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2026 is $0.5 million and in fiscal 2025 was $0.25 million, with $0.5 million for action over claims, and a $30.0 million limit in both fiscal 2026 and 2025. In addition, we establish a warranty accrual for lower cost-related issues to cover home repairs, community amenities and land development infrastructure that are not covered under our general liability and construction defect policy. We accrue an estimate for these warranty costs at the time each home is closed and control is transferred to the homebuyer. Additions, charges and changes in the warranty reserve and general liability reserve for the three and nine months ended July 31, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2026	2025	2026	2025
Balance, beginning of period	$103,639	$91,800	$103,824	$89,391
Additions – Selling, general and administrative	2,140	2,818	6,329	7,912
Additions – Cost of sales	1,543	2,294	4,326	6,512
Charges incurred during the period	(4,764)	(2,417)	(12,102)	(8,772)
Changes to pre-existing reserves (1)(2)	(6,094)	1,955	(5,913)	1,407
Balance, end of period	$96,464	$96,450	$96,464	$96,450

(1) Includes reserve balances acquired from unconsolidated joint ventures, as discussed in Note 18.

(2) During fiscal 2026, we recorded a decrease of $6.6 million to our construction defect reserves as a result of our claims history, which is reflected in the changes to pre-existing reserves.

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

8.	Cash Equivalents, Restricted Cash and Customers' Deposits

Cash equivalents include certificates of deposit, U.S. Treasury bills and government money–market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major high credit quality financial institutions. As of July 31, 2026 and October 31, 2025, $9.8 million and $11.9 million, respectively, of our total cash and cash equivalents was in cash equivalents and restricted cash equivalents.

Homebuilding "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheets totaled $9.2 million and $12.6 million as of July 31, 2026 and October 31, 2025, respectively, which primarily consists of cash collateralizing our letter of credit agreements and facilities (see Note 12).

Financial services restricted cash and cash equivalents, which are included in "Financial services" assets on the Condensed Consolidated Balance Sheets, totaled $27.6 million and $27.7 million as of July 31, 2026 and October 31, 2025, respectively. Included in these balances were (1) financial services customers’ deposits of $25.3 million and $25.4 million at July 31, 2026 and October 31, 2025, respectively, which are subject to restrictions on our use, and (2) restricted cash under the terms of our mortgage warehouse lines of credit of $2.3 million at both July 31, 2026 and October 31, 2025.

Homebuilding "Customers' deposits" are shown as a liability on the Condensed Consolidated Balance Sheets. These liabilities are significantly more than the applicable periods’ restricted cash balances because in some states and foreign jurisdictions the deposits are not restricted from use and, in other states, we are able to release the majority of these customer deposits to cash by pledging letters of credit or surety bonds.

9.	Leases

We rent certain office space for use in our operations. Our lease population at July 31, 2026 is comprised of operating leases where we are the lessee, primarily for our corporate office and division offices.

Lease costs are included in our Condensed Consolidated Statements of Operations, primarily in "Selling, general and administrative" homebuilding expenses, and payments on our lease liabilities are presented in the table below.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2026	2025	2026	2025
Operating lease costs	$3,458	$2,876	$9,583	$8,708
Cash payments on lease liabilities	$3,100	$2,520	$8,845	$8,092

Operating right-of-use lease assets ("ROU assets") are included in "Prepaid expenses and other assets" on our Condensed Consolidated Balance Sheets, while lease liabilities are included in "Accounts payable and other liabilities." During the nine months ended July 31, 2026, we had an increase to ROU assets of $10.4 million and an increase to lease liabilities of $12.9 million primarily as a result of new leases and lease renewals, adjusted for lease incentives, that commenced during the period. During the nine months ended July 31, 2026, we recognized $4.9 million of income included in "Other expense (income), net" in our Condensed Consolidated Statements of Operations, due to the receipt of an early termination fee to leave office space in the Northeast segment before the lease maturity date. The following table contains additional information about our leases:

(In thousands)	July 31, 2026	October 31, 2025
ROU assets	$34,025	$23,671
Lease liabilities	$40,009	$27,090
Weighted-average remaining lease term (in years)	5.7	3.5
Weighted-average discount rate	8.1%	8.1%

Maturities of our operating lease liabilities as of July 31, 2026 are as follows:

Fiscal Year Ending October 31,	(In thousands)
2026 (excluding the nine months ended July 31, 2026)	$2,889
2027	11,618
2028	8,493
2029	7,454
2030	6,163
2031 and thereafter	13,928
Total operating lease payments	50,545
Less: imputed interest	(10,536)
Present value of operating lease liabilities	$40,009

10.	Mortgage Loans Held for Sale

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

As of July 31, 2026 and October 31, 2025, $114.5 million and $107.6 million, respectively, of mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 11). We may incur losses with respect to mortgages that were previously sold that are delinquent and which had underwriting defects, but only to the extent the losses are not covered by mortgage insurance or the resale value of the home. The reserves for these estimated losses are included in “Financial services” liabilities on the Condensed Consolidated Balance Sheets. As of July 31, 2026 and October 31, 2025, we had specific reserves for eight and nine identified mortgage loans, respectively, as well as reserves for an estimate of future losses on mortgages sold but not yet identified to us.

The activity in our loan origination reserves during the three and nine months ended July 31, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2026	2025	2026	2025
Loan origination reserves, beginning of period	$2,168	$2,738	$2,016	$2,520
Provisions for estimated losses during the period	104	184	314	441
Adjustments to pre-existing provisions for losses from changes in estimates	56	11	56	11
Payments/settlements	(10)	(44)	(68)	(83)
Loan origination reserves, end of period	$2,318	$2,889	$2,318	$2,889

11.	Mortgages

Nonrecourse

We had nonrecourse mortgage loans for certain communities totaling $32.4 million and $29.5 million, net of debt issuance costs, as of July 31, 2026 and October 31, 2025, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $48.0 million and $113.9 million, respectively. The weighted-average interest rate on these obligations was 7.2% and 7.4% at July 31, 2026 and October 31, 2025, respectively, and the mortgage loan payments primarily correspond to home deliveries.

Mortgage Loans

K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets.

Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50.0 million through its maturity on March 31, 2027. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at an adjusted Secured Overnight Financing Rate ("SOFR"), plus an applicable margin of 2.00% to 2.25%. As of July 31, 2026, the aggregate principal amount of all borrowings outstanding under the Chase Master Repurchase Agreement was $1.9 million. As of October 31, 2025 there were no borrowings outstanding under the Chase Master Repurchase Agreement.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Customers Bank (“Customers Master Repurchase Agreement”), which is a short-term borrowing facility that provides up to $100.0 million through its maturity on March 3, 2027. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the current SOFR, plus an applicable margin ranging from 2.125% to 4.5% based on the type of loan and the number of days outstanding on the warehouse line. As of July 31, 2026 and October 31, 2025, the aggregate principal amount of all borrowings outstanding under the Customers Master Repurchase Agreement was $14.5 million and $17.8 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with Hinsdale Bank & Trust Company, N.A. ("Hinsdale Master Repurchase Agreement"), which is a short-term borrowing facility that provides up to $50.0 million. On July 10, 2026, the agreement was amended to extend its maturity date to July 9, 2027. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable monthly on outstanding advances at the One-Month Term SOFR, plus an applicable margin of 1.75% subject to a floor of 2.75%. As of July 31, 2026 and October 31, 2025, the aggregate principal amount of all borrowings outstanding under the Hinsdale Master Repurchase Agreement was $46.3 million and $35.9 million, respectively.

K. Hovnanian Mortgage has another secured Master Repurchase Agreement with PlainsCapital Bank ("PlainsCapital Master Repurchase Agreement"), which is a short-term borrowing facility that provides up to $50.0 million through its maturity on May 31, 2027.  The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. Interest is payable daily or as loans are sold to permanent investors on outstanding advances at the Daily SOFR, plus an applicable margin of 2.125% subject to a floor of 5.5%. As of July 31, 2026 and October 31, 2025, the aggregate principal amount of all borrowings outstanding under the PlainsCapital Master Repurchase Agreement was $39.0 million and $40.6 million, respectively.

The Chase Master Repurchase Agreement, Customers Master Repurchase Agreement, Hinsdale Master Repurchase Agreement and PlainsCapital Master Repurchase Agreement (together, the “Master Repurchase Agreements”) require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis, the size of the Master Repurchase Agreements, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the applicable agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2026, we believe we were in compliance with the covenants under the Master Repurchase Agreements.

12.	Senior Notes and Credit Facilities

Senior notes and credit facilities balances as of July 31, 2026 and October 31, 2025, were as follows:

(In thousands)	July 31, 2026	October 31, 2025
Senior Notes:
8.0% Senior Notes due April 1, 2031	$450,000	$450,000
8.375% Senior Notes due October 1, 2033	450,000	450,000
5.0% Senior Notes due February 1, 2040	24,968	24,968
Total Senior Notes	$924,968	$924,968
Senior Secured Revolving Credit Facility(1)	$-	$-
Subtotal senior notes and credit facilities	$924,968	$924,968
Net (discounts) premiums	$(10,803)	$(11,051)
Unamortized debt issuance costs	$(11,673)	$(13,199)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$902,492	$900,718

(1) At July 31, 2026, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans under the revolving credit facility have a maturity of June 30, 2028 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term SOFR (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 3.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

General

Except for K. Hovnanian, the issuer of the notes and borrower under the credit agreement governing our secured revolving credit facility (the “Secured Credit Facility”), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Secured Credit Facility and senior notes outstanding at July 31, 2026 (collectively, the “Notes Guarantors”).

The credit agreement governing the Secured Credit Facility and the indentures governing the senior notes (together, the "Debt Instruments") outstanding at July 31, 2026, do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur (including through exchanges or certain other types of transactions) indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the “Secured Revolving Loans”) made under the Credit Agreement, dated as of October 31, 2019, as amended, by and among K. Hovnanian, the Company, the other guarantors party thereto, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto (the "Secured Credit Agreement") or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the Secured Revolving Loans, material inaccuracy of representations and warranties, a change of control, the failure of the documents granting security for the obligations under the Secured Credit Agreement to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the Secured Credit Agreement to be valid and perfected. As of July 31, 2026, we believe we were in compliance with the covenants of the Debt Instruments.

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

Fiscal 2026

There were no transactions related to our debt securities during the nine months ended July 31, 2026.

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

As of July 31, 2026, the collateral securing the Secured Credit Agreement included (1) $230.0 million of cash and cash equivalents, which included $5.7 million of restricted cash collateralizing certain letters of credit (subsequent to such date, fluctuations as a result of cash uses include general business operations and real estate and other investments along with cash inflow primarily from deliveries); (2) $641.5 million aggregate book value of real property, which does not include the impact of inventory investments, home deliveries or impairments thereafter and which may differ from the value if it were appraised; and (3) equity interests in joint venture holding companies with an aggregate book value of $151.0 million.

Unsecured Obligations

The 8.0% Senior Notes due 2031 (the "2031 Notes") bear interest at 8.0% per annum and mature on April 1, 2031. The 8.375% Senior Notes due 2033 (the "2033 Notes") bear interest at 8.375% per annum and mature on October 1, 2033. Interest on both of the 2031 Notes and 2033 Notes is payable semi-annually on April 1 and October 1 of each year to holders of record of the applicable series of notes at the close of business on March 15 or September 15, as the case may be, immediately preceding each such interest payment date. The 2031 Notes are redeemable, in whole or in part, at K. Hovnanian’s option at any time prior to April 1, 2028 at 100.0% of their principal amount plus an applicable “make-whole” amount. K. Hovnanian may also redeem some or all of the 2031 Notes at 104.0% of their principal amount commencing on April 1, 2028, at 102.0% of their principal amount commencing on April 1, 2029 and at 100.0% of their principal amount commencing April 1, 2030. In addition, K. Hovnanian may also redeem up to 40.0% of the aggregate principal amount of 2031 Notes prior to April 1, 2028 with the net cash proceeds from certain equity offerings at 108.0% of their principal amount. The 2033 Notes are redeemable, in whole or in part, at K. Hovnanian’s option at any time prior to October 1, 2028 at 100.0% of their principal amount plus an applicable “make-whole” amount. K. Hovnanian may also redeem some or all of the 2033 Notes at 104.188% of their principal amount commencing on October 1, 2028, at 102.094% of their principal amount commencing on October 1, 2029 and at 100.0% of their principal amount commencing on October 1, 2030. In addition, K. Hovnanian may also redeem up to 40.0% of the aggregate principal amount of 2033 Notes prior to October 1, 2028 with the net cash proceeds from certain equity offerings at 108.375% of their principal amount.

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

Other

We have certain stand-alone cash collateralized letter of credit agreements and facilities under which there was a total of $5.6 million and $6.2 million letters of credit outstanding at July 31, 2026 and October 31, 2025, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which is reflected in "Restricted cash and cash equivalents" on the Condensed Consolidated Balance Sheets.

13.	Per Share Calculation

Basic and diluted earnings per share for the periods presented below were calculated as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to Hovnanian Enterprises, Inc.	$(1,801)	$16,615	$18,774	$64,532
Less: preferred stock dividends	(2,669)	(2,669)	(8,007)	(8,007)
Less: undistributed earnings allocated to participating securities	-	(233)	(160)	(1,428)
Numerator for basic (loss) earnings per share	$(4,470)	$13,713	$10,607	$55,097
Plus: undistributed earnings allocated to participating securities	-	233	161	1,428
Less: undistributed earnings reallocated to participating securities	-	(234)	(176)	(1,435)
Numerator for diluted (loss) earnings per share	$(4,470)	$13,712	$10,592	$55,090
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	6,412	6,399	6,439	6,442
Effect of dilutive securities:
Stock-based payments	-	488	401	494
Denominator for diluted earnings per share – weighted-average shares outstanding	6,412	6,887	6,840	6,936
Basic (loss) earnings per share	$(0.70)	$2.14	$1.65	$8.55
Diluted (loss) earnings per share	$(0.70)	$1.99	$1.55	$7.94

For the three months ended July 31, 2026, there were 0.3 million incremental shares attributed to nonvested stock and outstanding options to purchase common stock. These shares were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive. There were no anti-dilutive shares for the nine months ended July 31, 2026 and the three and nine months ended July 31, 2025.

14.	Preferred Stock

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. We paid dividends of $2.7 million and $8.0 million on the Series A preferred stock for the three and nine months ended July 31, 2026 and 2025, respectively.

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

During the nine months ended July 31, 2026, we repurchased 175,905 shares under the stock repurchase program, with a market value of $18.5 million, or $104.98 per share. During the nine months ended July 31, 2025, we repurchased 257,908 shares under the stock repurchase program, with a market value of $30.1 million, or $116.70 per share. The repurchased shares were added to "Treasury stock" on the Condensed Consolidated Balance Sheets. As of July 31, 2026, $57.9 million of our Class A common stock was available to be purchased under the stock repurchase program.

16.	Income Taxes

For the three and nine months ended July 31, 2026, we recorded income tax (benefit) expense of $(0.6) million and $8.2 million, respectively, and $7.2 million and $25.7 million for the same periods in the prior year. The income tax expense or benefit in each period was primarily attributable to federal and state taxes on income or loss before income taxes and permanent differences, partially offset by home energy credits. Federal tax expense is not paid in cash as it is offset by the use of our existing NOL carryforwards.

The Company recognizes deferred income taxes for deferred tax benefits arising from NOL carryforwards and temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in estimate of our deferred tax assets (“DTAs”) that may be realized in the future. At July 31, 2026, the Company has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize its DTAs, net of any state valuation allowances.

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

Financial information relating to our reportable segments was as follows:

	Three Months Ended July 31, 2026
(In thousands)	Northeast	Southeast	West	Financial Services	Total
Homebuilding revenues	$232,278	$93,093	$353,671	$-	$679,042
Financial services revenues	-	-	-	23,672	23,672
All other revenues (1)	281	252	304	-	837
Total revenues	232,559	93,345	353,975	23,672	703,551
Cost of sales (2)	193,200	81,911	323,911	-	599,022
Selling, general and administrative	15,095	9,247	22,681	-	47,023
Financial services expenses	-	-	-	13,980	13,980
Other segment items (3)	(6,477)	1,974	12,687	-	8,184
Total segment profit (loss)	$30,741	$213	$(5,304)	$9,692	$35,342
Corporate and unallocated (4)					38,117
Loss before income taxes					$(2,775)

	Three Months Ended July 31, 2025
(In thousands)	Northeast	Southeast	West		Financial Services	Total
Homebuilding revenues	$288,008	$104,494	$376,548	$		$769,050
Financial services revenues	-	-	-		28,566	28,566
All other revenues (1)	1,172	253	637		-	2,062
Total revenues	289,180	104,747	377,185		28,566	799,678
Cost of sales (2)	236,238	90,167	351,444			677,849
Selling, general and administrative	16,030	8,864	24,572			49,466
Financial services expenses	-	-	-		14,715	14,715
Other segment items (3)	(10,410)	(2,029)	4,348			(8,091)
Total segment profit	$47,322	$7,745	$(3,179)		$13,851	$65,739
Corporate and unallocated (4)						41,937
Income before income taxes						$23,802

	Nine Months Ended July 31, 2026
(In thousands)	Northeast	Southeast	West	Financial Services	Total
Homebuilding revenues	$688,794	$240,517	$929,678	$-	$1,858,989
Financial services revenues	-	-	-	66,078	66,078
All other revenues (1)	70,445	346	3,046	-	73,837
Total revenues	759,239	240,863	932,724	66,078	1,998,904
Cost of sales (2)	599,911	218,114	864,308	-	1,682,333
Selling, general and administrative	48,638	27,361	64,789	-	140,788
Financial services expenses	-	-	-	40,576	40,576
Other segment items (3)	(18,824)	3,771	31,649	-	16,596
Total segment profit (loss)	$129,514	$(8,383)	$(28,022)	$25,502	$118,611
Corporate and unallocated (4)					92,345
Income before income taxes					$26,266

	Nine Months Ended July 31, 2025
(In thousands)	Northeast	Southeast	West	Financial Services	Total
Homebuilding revenues	$826,071	$230,533	$1,009,674	$-	$2,066,278
Financial services revenues	-	-	-	66,826	66,826
All other revenues (1)	4,138	492	19,850	-	24,480
Total revenues	830,209	231,025	1,029,524	66,826	2,157,584
Cost of sales (2)	670,091	203,224	922,894	-	1,796,209
Selling, general and administrative	48,232	25,996	72,853	-	147,081
Financial services expenses	-	-	-	41,043	41,043
Other segment items (3)	(15,229)	(6,546)	14,543	-	(7,232)
Total segment profit	$127,115	$8,351	$19,234	$25,783	$180,483
Corporate and unallocated (4)					90,288
Income before income taxes					$90,195

(1)	Consists primarily of land sales revenue, interest income, and income from forfeited customer deposits due to contract cancellations.
(2)	Consists primarily of homebuilding and land sale costs, amortization of capitalized interest, inventory impairments and land option write-offs.
(3)	Consists primarily of other interest expensed, and income (loss) from unconsolidated joint ventures.
(4)

Consists primarily of corporate costs and shared services functions that are not allocated to the homebuilding or financial services reportable segments. In addition, includes the results of operations attributable to the KSA operating segment, which does not meet the quantitative thresholds for separate presentation as a reportable segment.

(In thousands)	July 31, 2026	October 31, 2025
Assets:
Northeast	$692,580	$672,021
Southeast	351,299	358,383
West	815,664	829,683
Total homebuilding	1,859,543	1,860,087
Financial services	162,720	151,211
Total assets	$2,022,263	$2,011,298

18.	Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile, leveraging our capital base and enhancing returns on capital.

During the first quarter of fiscal 2025, we contributed four active selling communities we owned to one new unconsolidated joint venture for $20.8 million of net cash and a $50.0 million note receivable, resulting in a gain of $22.7 million, which was recorded in “Other expense (income), net.”

During the third quarter of fiscal 2025, we contributed two communities in planning to a new unconsolidated joint venture for $2.8 million of cash.

During the first quarter of fiscal 2026, we assumed control of one of our unconsolidated joint ventures after the partner received their final cash distribution. We consolidated the remaining assets and liabilities that were in the unconsolidated joint venture at fair value. We also purchased an additional equity stake in one of our unconsolidated joint ventures that gave us a controlling financial interest. The total gain recorded from the two transactions was $26.8 million, which was recorded to “Other expense (income), net."

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

(In thousands)	July 31, 2026	October 31, 2025
Assets:
Cash and cash equivalents	$39,506	$104,066
Inventories	545,938	487,965
Other assets	8,860	128,385
Total assets	$594,304	$720,416
Liabilities and equity:
Accounts payable and accrued liabilities	$88,129	$305,153
Notes payable	84,581	121,948
Total liabilities	172,710	427,101
Equity of:
Hovnanian Enterprises, Inc.	151,013	160,903
Others	270,581	132,412
Total equity	421,594	293,315
Total liabilities and equity	$594,304	$720,416
Debt to capitalization ratio	17%	29%

As of July 31, 2026 and October 31, 2025, we had outstanding advances to unconsolidated joint ventures of $4.1 million and $2.6 million, respectively. These amounts were included in “Accounts payable and accrued liabilities” in the tables above. In some cases, our net investment in unconsolidated joint ventures is less than our proportionate share of equity reflected in the tables above because of differences between asset impairments recorded against our unconsolidated joint venture investments and any impairments recorded in the applicable unconsolidated joint venture. During the nine months ended July 31, 2026 and 2025, we did not write-down any of our unconsolidated joint venture investments.

	Three Months Ended July 31,
(In thousands)	2026	2025
Revenues	$156,957	$166,887
Cost of sales and expenses	(140,829)	(152,679)
Joint venture net income	$16,128	$14,208
Our share of net income	$3,397	$15,511

	Nine Months Ended July 31,
(In thousands)	2026	2025
Revenues	$357,908	$446,939
Cost of sales and expenses	(326,404)	(406,894)
Joint venture net income	$31,504	$40,045
Our share of net income	$5,731	$33,759

The reason “Our share of net income” in homebuilding joint ventures is higher or lower than the “Joint venture net income” in the tables above is a result of our varying ownership percentages in each investment. As of July 31, 2026 and 2025, respectively, we had investments in five and eight unconsolidated joint ventures, respectively, and our ownership in these joint ventures ranged from 20% to over 50%. Therefore, depending on mix, if the unconsolidated joint ventures in which we have higher sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a higher overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage; conversely, if the unconsolidated joint ventures in which we have lower sharing percentages are more profitable than our other unconsolidated joint ventures, that results in us having a lower overall percentage of income in the aggregate than would occur if all joint ventures had the same sharing percentage. For the three and nine months ended July 31, 2026, “Our share of net income” was less than the "Joint venture net income" due to two unconsolidated joint ventures with increased losses during the period for which we currently recognize a higher sharing percentage of the losses based on the joint venture agreements and two unconsolidated joint ventures with increased income during the period for which we currently recognize a lower sharing percentage of the income based on the joint venture agreements, slightly offset by the recognition of income from one unconsolidated joint venture that was dissolved in the first quarter of fiscal 2026.

To compensate us for the administrative services we provide as the manager of certain unconsolidated joint ventures, we receive a management fee based on a percentage of the applicable unconsolidated joint ventures' revenues. These management fees, which totaled $6.2 million and $6.7 million for the three months ended July 31, 2026 and 2025, respectively, and $14.2 million and $18.1 million for the nine months ended July 31, 2026 and 2025, respectively, are recorded in “Selling, general and administrative” homebuilding expenses in the Condensed Consolidated Statements of Operations.

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

As of January 1, 2026, the date of acquisition, we accounted for KSA on a consolidated basis and derecognized it as an equity method investment. We remeasured our previously held equity method investment as of the acquisition date to a fair value of $9.5 million, determined using the implied fair value from the transaction price, and recorded a gain of $9.5 million as our carrying value was $0. The gain is included in “Other expense (income), net” in the Condensed Consolidated Statements of Operations.

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

The excess of purchase consideration over the fair value of the net liabilities acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of KSA, and is not deductible for income tax purposes. The results of KSA were included in the Condensed Consolidated Statement of Operations from the date of acquisition and included $0.3 million of revenue for KSA and loss before income taxes of $7.3 million for KSA for the nine months ended July 31, 2026.

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

20.	Fair Value of Financial Instruments

We use a fair-value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Fair value determined based on quoted prices in active markets for identical assets.

Level 2:	Fair value determined using significant other observable inputs.

Level 3:	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at	Fair Value at
	Fair Value	July 31,	October 31,
(In thousands)	Hierarchy	2026	2025

Mortgage loans held for sale (1)	Level 2	$122,286	$111,631

(1) The aggregate unpaid principal balance was $124.3 million and $112.1 million at July 31, 2026 and October 31, 2025, respectively.

Fair value of mortgage loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage loans with similar characteristics.

The financial services segment had a pipeline of loan applications in process of $523.6 million at July 31, 2026. Loans in process for which interest rates were committed to the borrowers totaled $60.1 million as of July 31, 2026. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments are expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

In addition, the financial services segment uses investor commitments and forward sales of mandatory MBS to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At July 31, 2026, we had no open mandatory investor commitments to sell MBS.

Changes in fair value that are included in income are shown by financial instrument and financial statement line item, below:

	Three Months Ended July 31, 2026
	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Change in fair value included in financial services revenue	$(342)	$-	$-

	Three Months Ended July 31, 2025
	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Change in fair value included in financial services revenue	$(644)	$-	$-

	Nine Months Ended July 31, 2026
	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Change in fair value included in financial services revenue	$(2,193)	$-	$-

	Nine Months Ended July 31, 2025
	Mortgage Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Change in fair value included in financial services revenue	$(1,554)	$-	$-

Assets measured at fair value on a nonrecurring basis are those assets for which we have recorded valuation adjustments and write-offs during the nine months ended July 31, 2026 (there were no such valuation adjustments and write-offs during the three months ended July 31, 2026) and the three and nine months ending July 31, 2025. The assets measured at fair value on a nonrecurring basis are all within our homebuilding operations and are summarized below:

	Three Months Ended July 31, 2025
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Land and land options held for future development or sale	Level 3	$35,879	$(7,630)	$28,249

	Nine Months Ended July 31, 2026
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Land and land options held for future development or sale	Level 3	$21,736	$(5,334)	$16,402

	Nine Months Ended July 31, 2025
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Land and land options held for future development or sale	Level 3	$41,276	$(8,846)	$32,430

   We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the nine months ended July 31, 2026, our discount rates used to determine the fair value ranged from 16.0% to 19.8%, respectively. We recorded inventory impairments of $5.3 million for the nine months ended July 31, 2026 and $7.6 million and $8.8 million for the three and nine months ended July 31, 2025, respectively, which are included in the Condensed Consolidated Statements of Operations as "Inventory impairments and land option write-offs" and deducted from inventory. We did not have any assets measured at fair value on a nonrecurring basis during the three months ended July 31, 2026.

The fair value of our cash equivalents, restricted cash and cash equivalents and customers' deposits approximates their carrying amount, based on Level 1 inputs.

The fair value of each series of our notes are listed below. Level 2 measurements are estimated based on recent trades or quoted market prices for the same issues or based on recent trades or quoted market prices for our debt of similar security and maturity to achieve comparable yields. As shown in the table below, our 8.0% Senior Notes due 2031, 8.375% Senior Notes due 2033 and 5.0% Senior Notes due 2040 were a Level 2 measurement at July 31, 2026 and October 31, 2025 due to recent trades for the same notes.

Fair Value as of July 31, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Senior Notes:
8.0% Senior Notes due April 1, 2031	-	460,485	-	460,485
8.375% Senior Notes due October 1, 2033	-	458,100	-	458,100
5.0% Senior Notes due February 1, 2040	-	16,235	-	16,235
Total fair value	$-	$934,820	$-	$934,820

Fair Value as of October 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Senior Notes:
8.0% Senior Notes due April 1, 2031	-	459,972	-	459,972
8.375% Senior Notes due October 1, 2033	-	461,192	-	461,192
5.0% Senior Notes due February 1, 2040	-	16,492	-	16,492
Total fair value	$-	$937,656	$-	$937,656

The Senior Secured Revolving Credit Facility is not included in the above tables because there were no borrowings outstanding thereunder at July 31, 2026 and October 31, 2025.

21.	Transactions with Related Parties

From time to time, an engineering firm owned by Tavit Najarian, a relative of Ara K. Hovnanian, our Chairman and Chief Executive Officer, and Alexander Hovnanian, our President, provides services to the Company. During the three months ended July 31, 2026 and 2025, the services provided by such engineering firm to the Company totaled $0.3 million and $0.1 million, respectively. During the nine months ended July 31, 2026 and 2025, the services provided by such engineering firm to the Company totaled $1.1 million and $0.5 million, respectively. Neither the Company nor Messrs. Hovnanian have a financial interest in the relative’s company from whom the services were provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hovnanian Enterprises, Inc. (“HEI”) conducts all of its homebuilding and financial services operations through its consolidated subsidiaries (references herein to the “Company,” “we,” “us” or “our” refer to HEI and its consolidated subsidiaries and should be understood to reflect the consolidated business of HEI’s subsidiaries).

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

During fiscal 2025 and continuing through the first nine months of fiscal 2026, mortgage rates have fluctuated but still remain at a persistently high level. As a result, affordability generally remains challenging for homebuyers. We have stayed aggressive in our pricing, incentives and concessions in order to align with the current market.

We continue to use our inventory of quick move-in homes ("QMI homes") to help meet buyers’ needs for more affordable housing in the existing uncertain interest rate environment. The time between contract signing and closing is shorter with a QMI home as compared to a to be built home, which provides customers with more certainty on their mortgage pricing. The availability of QMI homes also allows us to offer mortgage interest rate buydown assistance, which is a tool we offer through our wholly-owned mortgage banking subsidiary ("K. Hovnanian Mortgage"), to help ease the impact of higher monthly payments from rising interest rates. We pay the cost of interest rate buydowns for customers that qualify through K. Hovnanian Mortgage and decide to use the program. The level of interest rate based incentives utilized differs across our markets and is one of several available options we use to drive sales and close homes.

Our focus remains on driving sales pace rather than price. However, higher mortgage rates and concerns about global instability continued to weigh on the housing market contributing to a 4.6% decrease in domestic net contracts in the third quarter of fiscal 2026 compared with the prior year third quarter and a 0.1% decrease for the nine months ended July 31, 2026 compared with the same period in the prior year. During the nine-month period ended July 31, 2026, net contracts varied by month, reflecting changing market conditions and consumer sentiment, including increased buyer hesitancy that we believe was partially attributable to the Iran war. Despite broader political and economic volatility and continued affordability constraints, we raised prices or reduced incentives in approximately 31% of our domestic communities during the third quarter of fiscal 2026.

Although the long-term fundamentals of the new home market remain favorable, significant uncertainty persists due to inflation, tariffs, the potential for an economic recession, employment risk, geopolitical events and the possibility of further increases in mortgage rates. While some supply chain issues continue, we remain focused on shortening construction cycle times and advancing our national initiatives to reduce costs with our materials providers and trade partners. Given changing conditions in the housing market and the broader economy, it remains difficult to predict the extent to which these external factors will affect our business for the remainder of fiscal 2026 and beyond.

During the nine months ended July 31, 2026, our cash position allowed us to spend $644.9 million on domestic land purchases and land development for long-term growth and repurchase $18.5 million of our common stock and still have total liquidity of $379.8 million, including $249.1 million of homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility as of July 31, 2026.

Information on our operating results for the three and nine months ended July 31, 2026 are as follows:

● Sale of homes revenues decreased to $679.0 million for the three months ended July 31, 2026 from $769.1 million for same period in 2025. For the nine months ended July 31, 2026, sale of homes revenues were $1.9 billion compared with $2.1 billion in the prior year period. The decreases were primarily due to a 12.0% decline in home deliveries for both the three and nine month periods of 2026, partially offset by increases in average sales price of 0.4% and 2.3%, respectively.

● Gross margin dollars decreased 11.4% and 28.0% for the three and nine months ended July 31, 2026, respectively, compared with the same periods in the prior year, primarily due to a reduction in delivery volume. Gross margin percentage was 11.8% and 10.8% for the three and nine months ended July 31, 2026, respectively, compared with 11.7% and 13.5% for the corresponding periods in 2025, respectively. Gross margin percentage, before cost of sales interest expense and land charges, decreased to 14.6% for the three months ended July 31, 2026 from 17.3% in the prior year period and to 14.2% for the nine months ended July 31, 2026 from 17.6% in the prior year period. The decreases were primarily due to increased use of incentives and concessions, including additional mortgage interest rate buydowns, to improve affordability. In the current homebuilding environment, we remain focused on driving financial performance by increasing sales pace rather than achieving a higher gross margin.

● Selling, general and administrative costs, including corporate general and administrative expenses, ("Total SGA") were $86.9 million, or 12.3% of total revenues, for the three months ended July 31, 2026 compared with $90.8 million, or 11.3% of total revenues, in the prior year period. For the nine months ended July 31, 2026, Total SGA was $254.9 million, or 12.7% of total revenues, compared with $258.3 million, or 12.0% of total revenues, in the prior year period. The increase in Total SGA as a percentage of revenues was primarily due to lower sale of homes revenues compared with the prior year periods.

● Loss before income taxes was $2.8 million for the three months ended July 31, 2026 compared with income before income taxes of $23.8 million in the prior year period. For the nine months ended July 31, 2026, income before income taxes decreased to $26.3 million from $90.2 million for the same period in the prior year. Net loss available to common stockholders was $4.5 million, or $0.70 per diluted common share, for the three months ended July 31, 2026, compared with net income available to common stockholders of $13.9 million, or $1.99 per diluted common share, for the same period in the prior year. For the nine months ended July 31, 2026, net income available to common shareholders was $10.8 million, or $1.55 per diluted common share, compared with net income available to common stockholders of $56.5 million, or $7.94 per diluted common share, for the same period in the prior year. Basic earnings per share was a loss of $0.70 for the three months ended July 31, 2026, compared with basic earnings per share of $2.14 in the prior year period. For the nine months ended July 31, 2026, basic earnings per share decreased to $1.65 from $8.55 in the prior year period. Income before income taxes for the nine months ended July 31, 2026 and 2025 included a $26.8 million gain on consolidation of joint ventures and a $22.7 million gain on the contribution of assets to a new joint venture, respectively, as well as land sales of $68.2 million and $20.6 million, respectively.

● Net domestic contracts decreased 4.6% and 0.1% for the three and nine months ended July 31, 2026, respectively, compared with the same periods in the prior year. The decreases were primarily driven by more cautious buyer behavior resulting from affordability concerns and an uncertain macroeconomic environment.

● Net domestic contracts per active selling community decreased to 9.4 for the three months ended July 31, 2026 compared to 9.8 for the same period in the prior year and were relatively flat at 31.0 and 30.8 for the nine months ended July 31, 2026 and 2025, respectively.

● Domestic contract backlog increased from 1,491 homes at July 31, 2025 to 1,509 homes at July 31, 2026, and the dollar value of domestic contract backlog increased to $881.9 million, a 5.1% increase in dollar value compared to the prior year. Although we remain focused on the sale of QMI homes, there has been a subtle shift toward more to-be-built home contracts, which in general have higher gross margins than QMI homes.

Results of Operations

Total Revenues

Compared to the same period in the prior year, revenues (decreased) increased as follows:

	Three Months Ended
		Variance
		2026
	July 31,	Compared	July 31,
(Dollars in thousands)	2026	to 2025	2025
Homebuilding:
Sale of homes	$679,042	$(90,008)	$769,050
Land sales	10	(1,183)	1,193
Other revenues	3,022	1,248	1,774
Financial services	23,672	(4,894)	28,566
Total change	$705,746	$(94,837)	$800,583
Total revenues percent change		(11.8)%

	Nine Months Ended
		Variance
		2026
	July 31,	Compared	July 31,
(Dollars in thousands)	2026	to 2025	2025
Homebuilding:
Sale of homes	$1,858,989	$(207,289)	$2,066,278
Land sales	68,224	47,601	20,623
Other revenue	12,052	5,102	6,950
Financial services	66,078	(748)	66,826
Total change	$2,005,343	$(155,334)	$2,160,677
Total revenues percent change		(7.2)%

Homebuilding: Sale of Homes

For the three months ended July 31, 2026, sale of homes revenues decreased 11.7% compared with the prior year period. Sale of homes revenue decreased primarily due to a 12.0% decrease in homes delivered, partially offset by a 0.4% increase in average sales price compared with the prior year period. Average price per home increased to $539,350 in the three months ended July 31, 2026 from $537,421 in the three months ended July 31, 2025. For the nine months ended July 31, 2026, sale of homes revenues decreased 10.0% compared with the prior year period. Sale of homes revenues decreased primarily due to a 12.0% decrease in homes delivered, partially offset by a 2.3% increase in average sales price compared with the prior year period. Average price per home increased to $532,357 in the nine months ended July 31, 2026 from $520,473 in the nine months ended July 31, 2025. The increase in average price was the result of the geographic and community mix of our deliveries. For further detail on changes in segment revenues see “Homebuilding: Operations by Segment” below. For further detail on land sales and other revenues, see “Homebuilding: Land Sales and Other Revenues” below.

Information on the sale of homes is set forth in the table below:

	Three Months Ended July 31,		Nine Months Ended July 31,
(Dollars in thousands, except average sales price)	2026	2025	2026	2025
Consolidated total:
Housing revenues	$679,042	$769,050	$1,858,989	$2,066,278
Homes delivered	1,259	1,431	3,492	3,970
Average sales price	$539,350	$537,421	$532,357	$520,473

Unconsolidated joint ventures: (1)
Housing revenues	$155,567	$165,148	$353,872	$441,419
Homes delivered	225	246	524	650
Average sales price	$691,409	$671,333	$675,328	$679,106

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

Homebuilding: Land Sales and Other Revenues

Land sales and other revenues increased $0.1 million and $52.7 million for the three and nine months ended July 31, 2026, respectively, compared with the same periods in the prior year. Revenue associated with land sales can vary significantly due to the mix of land parcels sold. There were zero and four land sales during the three and nine months ended July 31, 2026, respectively, and two and five land sales in the three and nine months ended July 31, 2025, respectively. Land sales revenues decreased $1.2 million and increased $47.6 million during the three and nine months ended July 31, 2026, respectively, compared with the same periods in the prior year.

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(Dollars in thousands)	2026	2025	2026	2025
Sale of homes	$679,042	$769,050	$1,858,989	$2,066,278
Cost of sales, excluding interest expense and land charges	579,573	636,015	1,595,651	1,702,360
Homebuilding gross margin, before cost of sales interest expense and land charges	99,469	133,035	263,338	363,918
Cost of sales interest expense, excluding land sales interest expense	19,098	26,868	51,537	65,544
Homebuilding gross margin, after cost of sales interest expense, before land charges	80,371	106,167	211,801	298,374
Land charges	493	16,045	11,602	20,141
Homebuilding gross margin	$79,878	$90,122	$200,199	$278,233
Homebuilding gross margin percentage	11.8%	11.7%	10.8%	13.5%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	14.6%	17.3%	14.2%	17.6%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	11.9%	13.8%	11.4%	14.4%

Cost of sales as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Sale of homes	100.0%	100.0%	100.0%	100.0%
Cost of sales, excluding interest expense and land charges:
Housing, land and development costs	73.8%	71.0%	73.9%	71.1%
Commissions	3.3%	3.2%	3.2%	3.2%
Financing concessions	4.6%	4.4%	4.3%	3.8%
Overheads	3.7%	4.1%	4.4%	4.3%
Total cost of sales, excluding interest expense and land charges	85.4%	82.7%	85.8%	82.4%
Cost of sales interest	2.7%	3.5%	2.8%	3.2%
Land charges	0.1%	2.1%	0.6%	0.9%

Homebuilding gross margin percentage	11.8%	11.7%	10.8%	13.5%
Homebuilding gross margin percentage, before cost of sales interest expense and land charges	14.6%	17.3%	14.2%	17.6%
Homebuilding gross margin percentage, after cost of sales interest expense, before land charges	11.9%	13.8%	11.4%	14.4%

We sell a variety of home types across our communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate. Total homebuilding gross margin percentage was 11.8% and 10.8% for the three and nine months ended July 31, 2026, respectively, compared with 11.7% and 13.5% for the prior year periods. Total homebuilding gross margin percentage, before cost of sales interest expense and land charges decreased to 14.6% and 14.2% for the three and nine months ended July 31, 2026, respectively, from 17.3% and 17.6% for the corresponding periods in 2025. The slight increase in gross margin percentage for the three months ended July 31, 2026 was primarily due to a modest increase in average price per home. The decrease for the nine months ended July 31, 2026 was primarily due to increased use of incentives and concessions, including additional mortgage interest rate buydowns, to make our homes more affordable.

Land and lot sale expenses and gross margins are set forth below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2026	2025	2026	2025
Land and lot sales	$10	$1,193	$68,224	$20,623
Cost of sales, excluding interest	3	241	24,617	10,475
Land and lot sales gross margin, excluding interest	7	952	43,607	10,148
Land and lot sales interest expense	-	-	118	618
Land and lot sales gross margin, including interest	$7	$952	$43,489	$9,530

Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may fluctuate significantly.

Homebuilding: Inventory Impairments and Land Option Write-Offs

Inventory impairments and land option write-offs reflects certain inventories we have either written off or written down to their estimated fair value totaling $0.5 million and $16.0 million in expense for the three months ended July 31, 2026 and 2025, respectively, and $11.6 million and $20.1 million during the nine months ended July 31, 2026 and 2025, respectively. Inventory impairments amounted to $5.3 million during the nine months ended July 31, 2026 and $7.6 million and $8.8 million during the three and nine months ended July 31, 2025, respectively. No inventory impairments were recorded during the three months ended July 31, 2026. The impairments recorded for the nine months ended July 31, 2026 related to two communities in the Southeast segment and two communities in the West segment. The impairments recorded for the three and nine months ended July 31, 2025 related to two communities in the Northeast segment and three communities in the West segment. During the first nine months of both fiscal 2026 and 2025, we wrote-off residential land option, approval and engineering costs across each of our segments.

Homebuilding: Selling, General and Administrative

Homebuilding selling, general and administrative (“SGA”) expenses decreased by $6.3 million to $49.5 million for the three months ended July 31, 2026 and by $4.3 million to $156.7 million for the nine months ended July 31, 2026 compared with the same periods in the prior year. The decreases were primarily due to a reduction in construction defect reserves based on our annual third-party actuarial analysis of our claims history.

Homebuilding: Key Performance Indicators

Net Domestic Contracts Per Active Selling Community

Net domestic contracts per active selling community were 9.4 and 31.0 for the three and nine months ended July 31, 2026, respectively, compared with 9.8 and 30.8 for the same periods in the prior year. Domestic sales contracts, net of cancellations, continued to be largely driven by customer demand for our available QMI homes. Offering a strong selection of QMI homes enables customers to use available incentives and purchase homes more quickly and affordably.

Domestic Contract Cancellation Rates

The following table provides historical quarterly cancellation rates, which represents the number of cancelled domestic contracts in the quarter divided by the number of gross domestic sales contracts executed in the quarter, excluding unconsolidated joint ventures:

Quarter	2026	2025	2024	2023	2022
First	14%	16%	14%	30%	14%
Second	17%	15%	14%	18%	17%
Third	19%	19%	17%	16%	27%
Fourth		17%	18%	25%	41%

The following table provides quarterly domestic contract cancellations as a percentage of the beginning domestic backlog, excluding unconsolidated joint ventures:

Quarter	2026	2025	2024	2023	2022
First	16%	14%	10%	16%	8%
Second	21%	15%	13%	16%	9%
Third	16%	17%	12%	12%	8%
Fourth		17%	15%	13%	13%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur because of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. Generally, when sales pace is increasing, the cancellation rate as a percentage of beginning backlog tends to lag the changes seen in our cancellation rate as a percentage of gross sales. Market conditions still remain uncertain and it is difficult to predict what cancellation rates will be in the future.

Contract Backlog

Our consolidated sales contracts and homes in contract backlog, excluding unconsolidated joint ventures, is set forth below:

	Net Contracts for the		Net Contracts for the
	Three Months Ended		Nine Months Ended		Contract Backlog as of
	July 31,		July 31,		July 31,
(Dollars in thousands)	2026	2025	2026	2025	2026	2025
Northeast:
Dollars	$267,902	$226,020	$793,811	$739,452	$486,756	$444,862
Number of homes	468	416	1,419	1,353	820	761

Southeast:
Dollars	$82,767	$79,267	$255,440	$239,237	$109,688	$130,678
Number of homes	177	157	525	461	211	228

West (1):
Dollars	$271,884	$314,349	$998,065	$990,833	$285,462	$263,272
Number of homes	510	638	1,865	2,000	478	502

Domestic subtotal:
Dollars	$622,553	$619,636	$2,047,316	$1,969,522	$881,906	$838,812
Number of homes	1,155	1,211	3,809	3,814	1,509	1,491

KSA:
Dollars	$5,481	$-	$9,978	$-	$191,445	$-
Number of homes	23	-	42	-	788	-

Consolidated total (1):
Dollars	$628,034	$619,636	$2,057,294	$1,969,522	$1,073,351	$838,812
Number of homes	1,178	1,211	3,851	3,814	2,297	1,491

(1) Excludes eight consolidated homes and $5.0 million of contract backlog related to the assets and liabilities contributed from the West segment to a joint venture we entered into during the three months ended January 31, 2025.

Domestic contract backlog dollars increased 5.1% as of July 31, 2026 compared with July 31, 2025, while the number of homes in domestic backlog increased 1.2%. These increases were driven by a modest decline in QMI home sales, offset by higher to-be-built home sales, which are generally more profitable.

Homebuilding: Results by Reportable Segment

Financial information relating to our homebuilding operations by reportable segment was as follows:

	Three Months Ended July 31,
(Dollars in thousands, except average sales price)	2026	2025	Variance	Variance %
Northeast
Homebuilding revenue	$232,559	$289,180	$(56,621)	(19.6)%
Income before income taxes	$30,741	$47,322	$(16,581)	(35.0)%
Homes delivered	423	479	(56)	(11.7)%
Average sales price	$549,121	$601,269	$(52,148)	(8.7)%

Southeast
Homebuilding revenue	$93,345	$104,747	$(11,402)	(10.9)%
Income before income taxes	$213	$7,745	$(7,532)	(97.2)%
Homes delivered	178	195	(17)	(8.7)%
Average sales price	$522,994	$535,862	$(12,868)	(2.4)%

West
Homebuilding revenue	$353,975	$377,185	$(23,210)	(6.2)%
Loss before income taxes	$(5,304)	$(3,179)	$(2,125)	(66.8)%
Homes delivered	658	757	(99)	(13.1)%
Average sales price	$537,494	$497,423	$40,071	8.1%

	Nine Months Ended July 31,
(Dollars in thousands, except average sales price)	2026	2025	Variance	Variance %
Northeast
Homebuilding revenue	$759,239	$830,209	$(70,970)	(8.5)%
Income before income taxes	$129,514	$127,115	$2,399	1.9%
Homes delivered	1,226	1,374	(148)	(10.8)%
Average sales price	$561,822	$601,216	$(39,394)	(6.6)%

Southeast
Homebuilding revenue	$240,863	$231,025	$9,838	4.3%
(Loss) income before income taxes	$(8,383)	$8,351	$(16,734)	(200.4)%
Homes delivered	485	472	13	2.8%
Average sales price	$495,911	$488,417	$7,494	1.5%

West
Homebuilding revenue	$932,724	$1,029,524	$(96,800)	(9.4)%
(Loss) income before income taxes	$(28,022)	$19,234	$(47,256)	(245.7)%
Homes delivered	1,781	2,124	(343)	(16.1)%
Average sales price	$521,998	$475,364	$46,634	9.8%

Northeast - Homebuilding revenue decreased 19.6% for the three months ended July 31, 2026 compared to the same period in the prior year. The decrease for the three months ended July 31, 2026 was attributed to an 11.7% decrease in homes delivered and an 8.7% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment for the three months ended July 31, 2026 compared to some communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment for the three months ended July 31, 2025, which we are no longer delivering in the current year.

Income before income taxes decreased $16.6 million to $30.7 million for the three months ended July 31, 2026 as compared to the same period in the prior year. This was primarily due to the decrease in homebuilding revenue discussed above and a $3.6 million decrease in income from unconsolidated joint ventures, while gross margin percentage was relatively flat. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

Homebuilding revenue decreased 8.5% for the nine months ended July 31, 2026 compared to the same period in the prior year. The decrease for the nine months ended July 31, 2026 was attributed to a 10.8% decrease in homes delivered and a 6.6% decrease in average sales price, partially offset by a $66.3 million increase in land sales and other revenue. The decrease in the average sales price was the result of new communities delivering lower priced, smaller single family homes, townhomes and affordable-housing homes in lower-end submarkets of the segment for the nine months ended July 31, 2026 compared to some communities delivering higher priced, larger single family homes and townhomes in higher-end submarkets of the segment for the nine months ended July 31, 2025, which we are no longer delivering in the current year.

Income before income taxes increased $2.4 million to $129.5 million for the nine months ended July 31, 2026 as compared to the same period in the prior year. This was primarily due to the $66.3 million increase in land sales and other revenue discussed above, partially offset by a decrease in gross margin percentage.

Southeast – Homebuilding revenue decreased 10.9% for the three months ended July 31, 2026 compared to the same period in the prior year. The decrease for the three months ended July 31, 2026 was attributed to an 8.7% decrease in homes delivered and a 2.4% decrease in average sales price. The decrease in average sales price was the result of new communities delivering lower priced, smaller single family homes in lower-end submarkets of the segment for the three months ended July 31, 2026 compared to some communities delivering higher priced, larger single family homes in higher-end submarkets of the segment for the three months ended July 31, 2025, which were no longer delivering in the current year.

Income before income taxes decreased $7.5 million to $0.2 million for the three months ended July 31, 2026 compared to the same period in the prior year. This was primarily due to the decrease in homebuilding revenue discussed above, a $2.6 million decrease in income from unconsolidated joint ventures and a decrease in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

Homebuilding revenue increased 4.3% for the nine months ended July 31, 2026 compared to the same period in the prior year. The increase was due to a 2.8% increase in homes delivered and a 1.5% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment for the nine months ended July 31, 2026 compared to some communities delivering lower priced, smaller single family homes and build-for-rent homes in lower-end submarkets of the segment for the nine months ended July 31, 2025, which we are no longer delivering in the current year.

Income before income taxes decreased $16.7 million to a loss of $8.4 million for the nine months ended July 31, 2026 compared to the same period in the prior year. This was primarily due to a $7.7 million decrease in income from unconsolidated joint ventures, a $4.3 million increase in inventory impairments and land option write-offs, along with a decrease in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

West – Homebuilding revenue decreased 6.2% for the three months ended July 31, 2026 compared to the same period in the prior year. The decrease was due to a 13.1% decrease in homes delivered, partially offset by an 8.1% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment for the three months ended July 31, 2026 compared to some communities delivering lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment for the three months ended July 31, 2025, which we are no longer delivering in the current year.

Loss before income taxes increased $2.1 million to a loss of $5.3 million for the three months ended July 31, 2026 compared to the same period in the prior year. This is primarily due to the decrease in homebuilding revenue discussed above, a $5.9 million increase in loss from unconsolidated joint ventures, partially offset by an increase in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

Homebuilding revenue decreased 9.4% for the nine months ended July 31, 2026 compared to the same period in the prior year. The decrease was due to a 16.1% decrease in homes delivered and a $16.8 million decrease in land sales and other revenue, partially offset by a 9.8% increase in average sales price. The increase in average sales price was the result of new communities delivering higher priced, larger single family homes in higher-end submarkets of the segment for the nine months ended July 31, 2026 compared to some communities delivering lower priced, smaller single family homes and townhomes in lower-end submarkets of the segment for the nine months ended July 31, 2025, which we are no longer delivering in the current year.

Income before income taxes decreased $47.3 million to a loss of $28.0 million for the nine months ended July 31, 2026 compared to the same period in the prior year. This is primarily due to the decrease in homebuilding revenue discussed above, a $13.0 million increase in loss from unconsolidated joint ventures and a decrease in gross margin percentage. For a discussion of gross margin see “Homebuilding: Cost of Sales” above.

Financial Services

Financial services consists primarily of originating mortgages from our home buyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. For the nine months ended July 31, 2026 and 2025, Federal Housing Administration and Veterans Administration (“FHA/VA”) loans represented 36.4% and 41.0%, respectively, of our total loans. For the nine months ended July 31, 2026 compared to the same period in the prior year, our conforming conventional loan originations as a percentage of our total loans increased from 58.0% to 62.1%. The origination of loans which exceed conforming conventions increased from 1.0% to 1.5% for the nine months ended July 31, 2026 compared to the same period in the prior year.

During the three and nine months ended July 31, 2026 and 2025, financial services provided $9.7 million and $25.5 million of income before income taxes, respectively, compared to $13.9 million and $25.8 million for the same periods in the prior year. The decrease in financial services income before income taxes for the three and nine months ended July 31, 2026 compared to the same periods in the prior year was primarily due to a decrease in the volume of loans closed.  In the markets served by our wholly owned mortgage banking subsidiaries, 84.2% and 80.9% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended July 31, 2026 and 2025, respectively, and 82.5% and 79.9% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the nine months ended July 31, 2026 and 2025, respectively.

Corporate General and Administrative

Corporate general and administrative expenses include costs related to operations at our headquarters in New Jersey and New York,  including payroll, stock compensation, facility costs and rent and other costs associated with our executive offices, legal expenses, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national and digital marketing, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased to $37.4 million for the three months ended July 31, 2026 from $35.0 million in the prior year period and to $98.1 million for the nine months ended July 31, 2026 from $97.2 million in the prior year period. The increases were primarily due to higher compensation expense, driven mainly by increased headcount and annual merit increases, as well as higher depreciation expense related to completed software projects and certain leasehold improvements depreciated in the current fiscal year.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures represents our share of earnings or losses from those ventures. Income from unconsolidated joint ventures decreased $12.1 million to $3.4 million for the three months ended July 31, 2026, and by $28.0 million to $5.7 million for the nine months ended July 31, 2026, compared with the same periods in the prior year. The decreases were primarily due to fewer unconsolidated joint ventures communities open for sale, which resulted in fewer deliveries. In addition, several joint venture communities are in the early stages of development and are incurring typical start-up costs before initial deliveries.

Other Interest

                  Other interest increased by $4.2 million to $11.4 million for the three months ended July 31, 2026 and by $10.2 million to $36.0 million for the nine months ended July 31, 2026, compared with the same periods in the prior year. The increases were primarily due to a higher number of communities in planning and increased model lease financing activity during the periods.

Income Taxes

For the three months ended July 31, 2026 and 2025, we recorded income tax benefit of $0.6 million and income tax expense of $7.2 million, respectively. For the nine months ended July 31, 2026 and 2025, we recorded income tax expense of $8.2 million and $25.7 million, respectively. The income tax expense or benefit for each period was primarily driven by federal and state taxes on income or loss before income taxes and permanent differences, partially offset by home energy credits. Federal tax expense did not result in cash tax payments because it was offset by the use of our existing NOL carryforwards.

Capital Resources and Liquidity

Overview

Our total liquidity at July 31, 2026 was $379.8 million, including $249.1 million in homebuilding cash and cash equivalents and $125.0 million of borrowing capacity under our senior secured revolving credit facility. We believe that our cash on hand together with available borrowings on our senior secured revolving credit facility will be sufficient for at least the next 12 months to finance our working capital requirements.

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

Operating, Investing and Financing Cash Flow Activities

We spent $644.9 million on domestic land and land development during the first three quarters of fiscal 2026. After land and land development spending and all other operating activities, including revenue received from deliveries, cash from operations was $49.8 million. During the first three quarters of fiscal 2026, cash used in investing activities was $38.3 million, primarily due to a new joint venture entered into during the first three quarters of fiscal 2026, along with spending on capitalized software, partially offset by net cash acquired through acquisitions. Cash used in financing activities was $39.1 million during the first three quarters of fiscal 2026, primarily due to net payments for nonrecourse mortgage financings, net payments for model sale leaseback financings and land bank financings, treasury stock purchases and payments of preferred dividends, partially offset by net proceeds from our mortgage warehouse lines of credit. We intend to continue to use nonrecourse mortgages, model sale leasebacks, joint ventures, and, subject to covenant restrictions in our debt instruments, land banking programs as our business needs dictate.

Our cash uses during the nine months ended July 31, 2026 and 2025 were for operating expenses, land purchases, land deposits, land development, construction spending, nonrecourse mortgage transactions, model sale leasebacks, state income taxes, interest payments, preferred dividends, equity repurchases, investments in unconsolidated joint ventures and acquisitions. During these periods, we provided for our cash requirements from available cash on hand, home and land sales, land banking transactions, income from unconsolidated joint ventures, financial service revenues and other revenues.

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

Debt Transactions

Senior notes and credit facilities balances as of July 31, 2026 and October 31, 2025, were as follows:

	July 31,	October 31,
(In thousands)	2026	2025
Senior Notes	$924,968	$924,968
Senior Secured Revolving Credit Facility (1)	-	-
Less: Net (discounts), premiums and unamortized debt issuance costs	(22,476)	(24,250)
Total senior notes and credit facilities, net of discounts, premiums and unamortized debt issuance costs	$902,492	$900,718

(1) At July 31, 2026, provides for up to $125.0 million in aggregate amount of senior secured first lien revolving loans. The revolving loans under the revolving credit facility have a maturity of June 30, 2028 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term secured overnight financing rate (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 3.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian will pay an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

Except for K. Hovnanian, the issuer of the notes and borrower under the credit agreement governing our secured revolving credit facility (the "Secured Credit Facility"), our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, we and each of our subsidiaries are guarantors of the Secured Credit Facility and senior notes outstanding at July 31, 2026 (collectively, the “Notes Guarantors”).

The credit agreement governing the Secured Credit Facility and the indentures governing the senior notes (together, the “Debt Instruments”) outstanding at July 31, 2026, do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of HEI and certain of its subsidiaries, including K. Hovnanian, to incur (including through exchanges or certain other types of transactions) indebtedness, pay dividends and make distributions on common and preferred stock, repay/repurchase certain indebtedness prior to its respective stated maturity, repurchase common and preferred stock, make other restricted payments (including investments), sell certain assets (including in certain land banking transactions), incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets and enter into certain transactions with affiliates. The Debt Instruments also contain customary events of default which would permit the lenders or holders thereof to exercise remedies with respect to the collateral (as applicable), declare the loans (the “Secured Revolving Loans”) made under the Credit Agreement, dated as of October 31, 2019, as amended, by and among K. Hovnanian, the Company, the other guarantors party thereto, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto (the “Secured Credit Agreement”) or notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the Secured Revolving Loans or notes or other material indebtedness, cross default to other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the Secured Revolving Loans, material inaccuracy of representations and warranties, a change of control, the failure of the documents granting security for the obligations under the Secured Credit Agreement to be in full force and effect, and the failure of the liens on any material portion of the collateral securing the obligations under the Secured Credit Agreement to be valid and perfected. As of July 31, 2026, we believe we were in compliance with the covenants of the Debt Instruments.

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

Mortgages and Notes Payable

We had nonrecourse mortgage loans for certain communities totaling $32.4 million and $29.5 million, net of debt issuance costs, as of July 31, 2026 and October 31, 2025, respectively, which are secured by the related real property, including any improvements, with an aggregate book value of $48.0 million and $113.9 million, respectively. The weighted-average interest rate on these obligations was 7.2% and 7.4% at July 31, 2026 and October 31, 2025, respectively, and the mortgage loan payments primarily correspond to home deliveries.

Our wholly owned mortgage banking subsidiary, K. Hovnanian Mortgage, originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. K. Hovnanian Mortgage finances the origination of mortgage loans through various master repurchase agreements, which are recorded in "Financial services" liabilities on the Condensed Consolidated Balance Sheets. The loans are secured by the mortgages held for sale and are repaid when we sell the underlying mortgage loans to permanent investors. As of July 31, 2026 and October 31, 2025, we had an aggregate of $101.7 million and $94.3 million, respectively, outstanding under several of K. Hovnanian Mortgage’s short-term borrowing facilities.

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

During the nine months ended July 31, 2026, we repurchased 175,905 shares under the stock repurchase program, with a market value of $18.5 million, or $104.98 per share. During the nine months ended July 31, 2025, we repurchased 257,908 shares under the stock repurchase program, with a market value of $30.1 million, or $116.70 per share. As of July 31, 2026, $57.9 million of our Class A common stock was available to be purchased under the stock repurchase program.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A preferred stock, with a liquidation preference of $25,000 per share. Dividends on the Series A preferred stock are not cumulative and are payable at an annual rate of 7.625%. The Series A preferred stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares. The Series A preferred stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A preferred stock. We paid dividends of $2.7 million and $8.0 million on the Series A preferred stock for each of the three and nine months ended July 31, 2026 and 2025, respectively.

Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures in various markets where we conduct homebuilding operations. Investments in and advances to unconsolidated joint ventures decreased by $8.4 million to $155.1 million at July 31, 2026 compared with October 31, 2025. The decrease was primarily due to the consolidation of a previously unconsolidated joint venture and an increase in our share of losses from an existing unconsolidated joint venture, partially offset by a new joint venture entered into during the first quarter of fiscal 2026 and increased income from two existing unconsolidated joint ventures. As of July 31, 2026 and October 31, 2025, we had investments in five and six unconsolidated homebuilding joint ventures, respectively.

Inventories

Total inventory, excluding consolidated inventory not owned, increased by $141.6 million to $1.4 billion at July 31, 2026 compared with October 31, 2025. The increase included $150.6 million from the acquisition of a controlling interest and the resulting consolidation of KSA, as well as increases of $33.2 million in the Northeast segment and $11.8 million in the West segment. These increases were partially offset by a decrease of $53.9 million in the Southeast segment. The net change in domestic inventory was primarily attributable to home deliveries, inventory impairments and land option write-offs, land sales, and inventory contributed to new unconsolidated joint ventures, partially offset by new land purchases and land development. Substantially all homes under construction or completed and included in inventory at July 31, 2026 are expected to be delivered within the next six to nine months.

Consolidated inventory not owned, which consists of options related to land banking and model financing, increased by $15.4 million from October 31, 2025 to July 31, 2026. The increase was primarily due to higher land banking activity, partially offset by a decrease in sale and leaseback transactions for certain model homes. We have land banking arrangements, whereby we sell land parcels to land bankers and they provide us with an option to purchase finished lots on a predetermined schedule. Because of our options to repurchase these parcels, these transactions are considered a financing rather than a sale. Our Condensed Consolidated Balance Sheet, at July 31, 2026, included inventory of $285.1 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $164.9 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions. In addition, we sell and lease back certain of our model homes with the right to participate in the potential profit when each home is sold to a third-party at the end of the respective lease. As a result of our continued involvement and the ability to repurchase model homes with below market options, these sale and leaseback transactions are considered a financing rather than a sale. Therefore, our Condensed Consolidated Balance Sheet, at July 31, 2026, included inventory of $63.1 million recorded to “Consolidated inventory not owned,” with a corresponding amount of $63.7 million (net of debt issuance costs) recorded to “Liabilities from inventory not owned” for the amount of net cash received from the transactions.

The following tables summarize home sites included in our total residential real estate. The slight decrease in total domestic home sites available at July 31, 2026 compared to October 31, 2025 is attributable to delivering homes and terminating certain option agreements, partially offset by acquiring new land parcels during the period.

		Active Selling	Proposed
	Active Selling	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
July 31, 2026:

Northeast	43	4,939	13,159	18,098
Southeast	25	2,029	4,140	6,169
West	55	5,549	4,570	10,119

Domestic subtotal	123	12,517	21,869	34,386

KSA	3	1,241	1,827	3,068

Consolidated total	126	13,758	23,696	37,454

Unconsolidated joint ventures (2)	24	2,297	467	2,764

Domestic Owned		3,304	1,304	4,608
Domestic Optioned		9,200	20,565	29,765
KSA Owned		-	340	340
KSA Optioned		1,241	1,487	2,728
Construction to permanent financing lots		13	-	13

Consolidated total		13,758	23,696	37,454

		Active Selling	Proposed
	Active Selling	Communities	Developable	Total
	Communities(1)	Homes	Homes	Homes
October 31, 2025:

Northeast	46	4,844	14,138	18,982
Southeast	27	2,218	3,863	6,081
West	67	6,853	3,969	10,822

Consolidated total	140	13,915	21,970	35,885

Unconsolidated joint ventures (2)	20	3,631	2,294	5,925

Owned		3,982	1,514	5,496
Optioned		9,931	20,456	30,387
Construction to permanent financing lots		2	-	2

Consolidated total		13,915	21,970	35,885

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

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in substantially completed communities. The decrease in started or completed unsold homes from October 31, 2025 to July 31, 2026 is due to a concerted effort to manage inventory levels by aligning our starts pace with sales pace at each community.

	July 31, 2026			October 31, 2025
	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total
Northeast	238	18	256	257	23	280
Southeast	128	13	141	125	18	143
West	454	35	489	525	23	548

Domestic total (1)	820	66	886	907	64	971

Started or completed unsold homes and models per domestic active selling communities (2)	6.7	0.5	7.2	6.5	0.4	6.9

(1)	At July 31, 2026, KSA had no started unsold homes or models.
(2)

Domestic active selling communities (which are communities that are open for sale with ten or more home sites available) were 123 at July 31, 2026 and 140 at October 31, 2025. This ratio does not include substantially completed communities, which are communities with less than ten home sites available.

Other Balance Sheet Fluctuations

Goodwill

Goodwill increased to $31.7 million at July 31, 2026 as a result of the acquisition of a controlling interest in KSA during the first quarter of fiscal 2026. No goodwill was recorded at October 31, 2025. See Note 18 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details on the KSA purchase price allocation.

Customer Deposits

Customer deposits increased by $189.0 million to $235.4 million at July 31, 2026 compared with October 31, 2025. The increase was primarily due to KSA stage payments received as a home is constructed, which are recorded as deferred revenue.

Financial Services Assets and Liabilities

Financial services assets increased by $11.5 million to $162.7 million at July 31, 2026, compared with October 31, 2025. These assets consist primarily of residential mortgage receivables held for sale, of which $120.5 million and $109.8 million at July 31, 2026 and October 31, 2025, respectively, were temporarily warehoused pending sale in the secondary mortgage market. The increase in mortgage loans held for sale was primarily due to higher loan origination volume in the third quarter of fiscal 2026 compared with the fourth quarter of fiscal 2025, as well as an increase in average loan value.

Financial services liabilities increased by $10.8 million to $141.7 million at July 31, 2026 compared with October 31, 2025. The increase was primarily due to higher amounts outstanding under our mortgage warehouse lines of credit, which corresponded with the increase in mortgage loans held for sale during the period.

Inflation

                  The annual rate of inflation in the United States was 3.4% in July 2026, as measured by the Consumer Price Index, which is a decrease from April 2026, and much improved from its peak of 9.1% in June 2022. Inflation has a long-term effect, because higher costs for land, materials and labor results in increasing sales prices of our homes. Historically, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, could substantially outpace increases in the income of potential purchasers and therefore limit our ability to raise home sale prices, which may result in lower gross margins.

Inflation has a lesser short-term effect, because we generally negotiate fixed-price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to 12 months. Construction costs for residential buildings represented approximately 48.2% of our homebuilding cost of sales for the nine months ended July 31, 2026.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our long-term debt requires fixed interest payments and we have limited exposure to variable rates. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse lines of credit under our Master Repurchase Agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not significant. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. The following table sets forth as of July 31, 2026, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair value (“FV”).

	Long Term Debt as of July 31, 2026 by Fiscal Year of Maturity Date
								FV at
(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	7/31/2026
Long term debt(1)(2):
Fixed rate	$-	$-	$-	$-	$-	$924,968	$924,968	$934,820
Weighted average interest rate	-%	-%	-%	-%	-%	8.10%	8.10%

(1)	Does not include mortgage warehouse lines of credit made under our Master Repurchase Agreements.
(2)

Does not include $32.4 million of nonrecourse mortgages secured by inventory. These mortgages have various maturities spread over the next two to three years and are paid off as homes are delivered. In addition, it does not include our $125.0 million Secured Credit Facility under which there were no borrowings outstanding as of July 31, 2026. The revolving loans under the Secured Credit Facility have a maturity of June 30, 2028 and borrowings bear interest, at K. Hovnanian’s option, at either (i) a term SOFR (subject to a floor of 3.00%) plus an applicable margin of 4.50% or (ii) an alternate base rate (subject to a floor of 3.00%) plus an applicable margin of 3.50%. In addition, K. Hovnanian pays an unused commitment fee on the undrawn revolving commitments at a rate of 1.00% per annum.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2026. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information with respect to our legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

On December 18, 2024, the Board authorized an incremental increase to our repurchase program and on April 11, 2025, the Board authorized another increase to our repurchase program, such that, inclusive of any amounts remaining under the existing repurchase authorization, as of April 11, 2025, we were authorized to repurchase up to $30.6 million of our Class A common stock. On February 27, 2026, our Board further authorized an incremental increase of $50.0 million to our repurchase program, such that, inclusive of any amounts remaining under the existing repurchase authorization, as of February 27, 2026, we were authorized to repurchase up to $67.4 million of our Class A common stock. Under the program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual dollar amount repurchased will depend on a variety of factors, including legal requirements, price, future tax implications and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. As of July 31, 2026, $57.9 million of our Class A common stock was available to be purchased under the stock repurchase program.

The following table provides information relating to the Company’s repurchase of common stock for the third quarter of fiscal 2026.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2026 through May 31, 2026	-	-	-	57,935,884
June 1, 2026 through June 30, 2026	-	-	-	57,935,884
July 1, 2026 through July 31, 2026	-	-	-	57,935,884

Item 5. OTHER INFORMATION

During the three months ended July 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10(a)*	Form of 2026 Associate Performance Share Unit Agreement EBIT Class A.

10(b)*	Form of 2026 Associate Performance Share Unit Agreement EBIT Class B.

10(c)*	Form of 2026 Associate Performance Share Unit Agreement EBIT ROI Class A.

10(d)*	Form of 2026 Associate Performance Share Unit Agreement EBIT ROI Class B.

10(e)*	Form of 2026 Associate Phantom Performance Share Unit Agreement EBIT.

10(f)*	Form of 2026 Associate Phantom Performance Share Unit Agreement EBIT ROI.

10(g)*	Form of 2026 Associate Restricted Share Unit Agreement Class A.

10(h)*	Form of 2026 Director Restricted Share Unit Agreement Class A.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32(a)	Section 1350 Certification of Chief Executive Officer.

32(b)	Section 1350 Certification of Chief Financial Officer.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, formatted in inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets at July 31, 2026 and October 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2026 and 2025, (iii) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended July 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2026 and 2025, and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page from our Quarterly Report on Form 10-Q for the three months ended July 31, 2026, formatted in Inline XBRL (and contained in Exhibit 101).

*Management contracts or compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	August 28, 2026
/s/ ARA K. HOVNANIAN
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

DATE:	August 28, 2026
/s/ BRAD O’CONNOR
Brad O’Connor
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)